Form 10KSB
period 2005-12-31
INDUSTRIAL ELECTRIC SERVICES INC
filed 2006-04-17
CIK 1337826

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For Fiscal Year Ended: December 31, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from___ to ________

                       Industrial Electric Services, Inc.

                 (Name of small business issuer in our charter)



            Florida                            1731                 20-3505071
            -------                            ----                 ----------
(State or other jurisdiction of    (Primary Standard Industrial      IRS I.D.
 incorporation or organization)     Classification Code Number)

         289 Blue Sky Parkway
         Lexington KY                                    40509
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number: 859-685-0005

File Number:  333-129355

Securities registered under Section 12(b) of the Act: NONE
                                                      ----

Securities registered under Section 12(g) of the Act:
None

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No[X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $329,451

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 1, 2006: No trading had occurred

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

         Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,300,000 as of March 1, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         No documents are incorporated by reference into this Annual Report on Form 10-KSB.

         Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

TABLE OF CONTENTS

Part I........................................................................ 4
Item 1.  Description of Business.............................................. 4
Item 2.  Description of Property.............................................. 7
Item 3.  Legal Proceedings.................................................... 7
Item 4.  Submission of Matters to a Vote of Security Holders.................. 7
PART II....................................................................... 7
Item 5.  Market for Common Equity and Related Stockholder Matters............. 7
Item 6.  Management's Discussion and Analysis or Plan of Operation............ 8
Item 7.  Financial Statements.................................................12
Item 8.  Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure................................. 9
ITEM 8A. Controls and Procedures.............................................. 9
PART III...................................................................... 9
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act................... 9
Item 10. Executive Compensation...............................................10
Item 11. Security Ownership of Certain Beneficial Owners and Management.......11
Item 12. Certain Relationships and Related Transactions.......................12
Item 13. Exhibits and Reports on Form 8-K.....................................13
Item 14. Audit Fees...........................................................13

Part I

Item 1. Description of Business.
Industrial Electric Services, Inc. is a Florida corporation formed on August 5, 2005 to acquire all the interests of Industrial Electric Services, LLC, a Kentucky limited liability company formed on December 10, 2003. Industrial Electric Services, LLC is now our wholly-owned subsidiary.

Through Industrial Electric Services, LLC, we provide a range of electric services including installing, maintaining and servicing electrical systems and machinery for commercial, industrial, and utility customers.

General

Our electrical contracting services include installation of the electrical distribution systems within a building or complex, procurement of installation of wiring and connection to power sources, end-use equipment and fixtures. We service commercial and industrial markets and have a diverse customer base including: general contractors; manufacturers; utilities; and government agencies. We do not serve the residential market.

We provide services for a variety of projects including: power plants, manufacturing facilities and utility infrastructure. Our utility services may consist of generation, transmission and distribution lines within the powerhouse.

The Markets We Serve

Commercial and Industrial Market. Our commercial and industrial work consists primarily of installation and relocation manufacturing machines, electric services for new and retrofit buildings, and electric power utility equipment in:

o     Manufacturing and processing facilities
o     Office buildings
o     Schools
o     Electric power plants

Our commercial and industrial customers include:

o     General contractors;
o     Building owner and managers;
o     Engineers

New commercial and industrial work generally begins on a competitive bid basis or negotiated. Competitive bids are all prepared, or reviewed and approved by the Chief Operating Officer. The bids are determined by the following information:

o     Labor hours, materials and equipment charges are estimated;
o Hourly labor rates are determined from a pricing model. It includes hourly labor rate, fringe benefits, payroll taxes, workers' comp and other insurance, overhead and profit;
o     Materials are generally marked up 10 to 20%
o     Equipment is estimated. It generally is not significant.

Area in which Services are Provided

We provide services mainly in the commonwealth of Kentucky, but also have performed a small amount of work in Illinois. During 2004 one of our major customers, Belding Walbridge, LLC, hired us to work in an industrial facility in Mexico. We anticipate that in the future we will be working mainly in Kentucky.

The population of Kentucky according to the 2000 Census is 4,041,769. This is a 9.7% increase from 1990. Accordingly, we believe there is a need for new construction of schools and restaurants to support the growing population in the area in which we provide services. We believe that there is also a need for replacement work upgrading facilities on industrial sites such as factories.

Marketing. We secure our customers primarily from our or our management's existing or prior customers or referrals from these customers.

Major Customers

Approximately 85% of revenues earned during 2005 were from 3 customers, Casey's General Store, CTA Acoustics and Lanham Brothers Construction Company. Accounts receivable on these customers' contracts equaled $67,149 and $19,183 of total receivables at December 31, 2005 and December 31, 2004, respectively.

At December 31, 2005, we were in the process of completing the following contracts:

      o     Lanham Brothers Construction Company - Denny's Restaurant
      o     CTA Acoustics

We anticipate moderate growth to our business as we add additional customers who become aware of the nature and quality of services we provide.

Insurance

We maintain the following insurance:

a. Commercial General Liability : Limits $1,000,000 for each occurrence; $100,000 for damage to rented premises for each occurrence; $5,000 medical expenses for any one person; $1,000,000 personal injury; $2,000,000 general aggregate and $2,000,000 for products. We have never had any claims.

b. Automobile Liability: For any auto - Limits for each accident $1,000,000. The deductible for comprehensive coverage is $500 and for collision coverage is $1,000 We have never had any claims.

c. Umbrella Liability: Maintained at Workers Compensation Statutory Limits meaning there cannot be a claim for amounts in excess of our coverage. Employee liability for each accident is $3,000,000; Employee liability for disease - $3,000,000 per employee. We have never had any claims.

Competition

We compete primarily with regional companies. Our principal competitors are as follows:

o     B&B Electric, Lexington, KY
o     Henderson Electric, Louisville, KY
o     Art's Electric, Frankfort, KY
o     Marine Electric, Louisville, KY
o     United Electric, Louisville, KY
o     Delta Electric, Louisville, KY

We are a much smaller company than any of our competitors.

Our competitive strength is primarily our expertise in renovation, repair, or replacement of existing manufacturing facilities based upon prior services preformed for customers such as CTA Acoustics.

Regulations

Our operations are subject to various federal, state and local laws and regulations, including:

o     Licensing requirements applicable to electricians.
o     Building and electrical codes.
o     Regulations relating to worker safety and protection of the environment.

We believe we have all licenses required to conduct our operations and are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses or an inability to perform government work.

Many state and local regulations governing electricians require permits and licenses to be held by individuals. In some cases, a required permit or license held by a single individual may be sufficient to authorize specific activities for all our electricians who work in the state or county that issued the permit or license. It is our policy to ensure that, where possible, any permits or licenses that my be material to our operations in a particular geographic area are held by multiple IES employees within that area.

How We Secure Workers for our Engagements

We are a union company and have an agreement with Local 1701 IBEW-AFLCIO to hire union labor. The union provides electricians to us as needed. This way, we only keep on payroll electricians who are actually working job sites. We have never had any difficulty in procuring union electricians for jobs.

Employees

We have 2 employees, Mr. Lynch and Mr. Yates.

In his capacity as CEO, Mr. Lynch currently devotes approximately 15% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 15% of his time to our business. Mr. Lynch may not be able to devote the time necessary to our business to assure successful implementation of our business plan. Mr. Yates devotes 100% of his time to our business and is expected to continue to do so in the future.

Our operations are conducted under multi-employer contracts with various collective bargaining organizations. Under the provisions of the contracts, the signatory companies, including us, are required to contribute an amount per hour worked to trusts for various union pension plans. Our obligations are limited to the hourly defined contribution. Pension expense under these plans was approximately $20,241 for 2004 and

Item 2. Description of Property.

We currently utilize office space provided by our president at no cost, located 289 Blue Sky Parkway, Lexington KY 40509. We expect this relationship to continue. We record as rental expenses for this property $3,600 per year on our financial statements.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None


PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. Our securities are currently qualified for quotation on the OTCBB under the symbol INEL but are unpriced and have not traded.

Options, Warrants, Convertible Securities

There are no options, warrants or convertible securities outstanding.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of the date of this registration statement, we had approximately 34 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under "Risk Factors." The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Overview

Industrial Electric Services, Inc. is a Florida corporation formed on August 5, 2005 to acquire all the interests of Industrial Electric Services, LLC, a Kentucky limited liability company formed on December 10, 2003. Industrial Electric Services, LLC is now our wholly-owned subsidiary.

Through Industrial Electric Services, LLC, we provide a range of electric services including installing, maintaining and servicing electrical systems and machinery for commercial, industrial, and utility customers.

Our competitive strength is primarily our expertise in renovation, repair, or replacement of existing manufacturing facilities.

For the periods ended December 31, 2005 and 2004, revenues earned from three and two contracts Casey's General Store, CTA Acoustics and Lanham Brothers General Contractors in 2005, and CTA Acoustics and Belding Walbridge in 2004, respectively, amounted to approximately 88 percent and 65 percent, respectively, of total construction contract revenues. Accounts receivable on these contracts equaled $67,149 and $19,183 of total receivables at December 31, 2005 and December 31, 2004, respectively. We have a current contract with Lanham Brothers General Contractors and CTA Acoustics.

Our construction costs were 101.89% of revenues for the period ending December 31, 2005. Our construction costs were 81.79% of revenues for the period ending December 31, 2004. The 20.10% increase of construction costs in relation to revenues for the year of 2005 compared to the comparable period in of 2004 is due to two things. One is an increase in the cost of materials due to an increase in the cost of raw materials such as copper. The other reason is that two jobs that were bid too low. One was bid in order to gain work, and the other was a mistake in the bidding process. In order to prevent this from occurring again, our COO is consulting with our CEO on significant bids before they are finalized.

Our business decreased due to a lack of work at CTA Acoustics, Inc. and other electrical contractors being awarded contracts. However, we expect revenues and operating costs and expenses to increase steadily in the future due to a slow expansion of business as we increase our customer base.

At December 31, 2005, we did not have any backlog of firm orders. We do not have any contracts with governmental agencies.


Years Ended December 31, 2005 and 2004

Our revenues for the fiscal years ended December 31, 2005 of $329,451decreased 33.32% from our revenues of $494,041 for the period ended December 31, 2004 due to a decrease in business.

During these periods, our costs and expenses were as follows:

                                                December 31,    December 31,
                                                   2005            2004
                                                 -------         -------
Construction costs                               335,682         404,054
Operating costs and expenses                     135,494          73,362
                                                 -------         -------

Our construction costs for the year ended December 31, 2005 decreased 16.92% from our construction costs for the year ended December 31, 2004 due to a decrease in business.

Our operating costs and expenses for the year ended December 31, 2005 increased 45.86% from our operating costs and expenses for the year ended December 31, 2004 due to Mr. Yates compensation.

Accordingly, our net loss for the year ended December 31, 2005 compared to our net profit for the year ended December 31, 2004 increased from a $8,327 to ($149,297).

Liquidity and Capital Resources

Our annual operating expenses vary based upon the jobs we undertake, as the majority of our expenses are construction costs. We believe that as we increase our customer base and bid jobs competitively, we will be able to have cash flow cover our operating expenses beginning in 2006.

Under the terms of a line of credit agreement with Whitaker Bank, Inc. formerly know as First National Bank & Trust Company, advances are available to us up to $200,000. The line has been renewed through February 25, 2006 with interest at seven percent. The line is secured by contracts, proceeds, and accounts receivable and is further secured by stocks of public and private owned companies of Edward Lynch. Property and equipment are not pledged as collateral.

International Machinery Movers, Inc. ("IMM") and its officer and director agreed to advance us all funds necessary to file and complete our SB-2 registration statement and meet our on-going SEC reporting requirements. The amount advanced was $51,292 at March 31, 2006. The debt is pursuant to an oral agreement, bears no interest and is due upon demand. In exchange, we granted IMM the right to exchange its debt for non voting convertible preferred stock for no additional consideration at IMM'S option from a date no earlier than January 31, 2006 for a period of three years thereafter. The number of shares of preferred stock that can be acquired upon conversion of the debt and the number of shares of common stock that can be acquired upon conversion of the preferred stock shall be as mutually agreed. If the shares of common stock currently owned by our principal shareholders, Mr. Lynch and Mr. Yates, are sold by the principal shareholders in a transaction resulting in a change of control, the preferred stock must be redeemed for a mutually agreed price per share that is a multiple of the price per share of the common stock sold by the principal shareholders as determined when their common stock selling price is fixed. IMM shall also have the option at that time to convert some of their shares of preferred stock into common stock rather than having them redeemed. There is no current binding agreement, commitment or understanding on the part of the principal shareholders to sell their shares in such a transaction, although they may do so in the future.

Long-term debt consists of:
                                                              Dec 31,    Dec 31,
                                                               2005       2004
                                                              -------    -------
Installment note payable; interest of 6.0%; payment
   of $322 per month including interest through
   February 2007; collateralized by truck                     $10,650    $14,222
Installment note payable; interest of 5.99%; payment
   of $273 per month including interest through
   June 2007; collateralized by truck                          10,310     12,673
                                                              -------    -------

                                                               20,960     26,895
Less amounts currently due                                      5,540      5,459
                                                              -------    -------
                                                              $15,420    $21,436
                                                              =======    =======

During 2004, two members loaned the Company aggregate amounts of $60,050. These unformalized loans bear interest at seven percent and require payments of principal and interest aggregating $1,192 a month through February 2009. The balances of these loans as of December 31, 2005 and 2004 are as follows:

                                                          2005            2004
                                                        -------          -------
Balance due                                             $40,359          $51,410
Less amounts currently due                               19,861           11,052
                                                        -------          -------
                                                        $20,498          $40,358
                                                        =======          =======

At December 31, 2005, the company had advances of $42,000 to related parties. The amount consists of advances made to employees and owners throughout the year, with no interest rate, and no set repayment terms. These amounts were repaid subsequent to year end.

The following is a schedule by year as of December 31, 2005, for the next five years, of the principal payments required on the above installment notes and related party loans payable:

2006               $25,401
                   =======
2007               $17,406
                   =======
2008               $14,956
                   =======
2009               $ 3,556
                   =======
2010               $     0
                   =======

Item 7. Financial Statements.



                        Consolidated Financial Statements

                Industrial Electric Services, Inc. and Subsidiary

                     Years Ended December 31, 2005 and 2004

             Report of Independent Registered Public Accounting Firm

                Industrial Electric Services, Inc. and Subsidiary

                        Consolidated Financial Statements

                     Years Ended December 31, 2005 and 2004


Contents


Report of Independent Registered Public Accounting Firm..................... F-1

Consolidated Financial Statements:

    Consolidated Balance Sheet.............................................. F-2
    Consolidated Statements of Operations................................... F-3
    Consolidated Statements of Changes in Stockholders' Equity (Deficit).... F-4
    Consolidated Statements of Cash Flows................................... F-5
    Notes to Consolidated Financial Statements........................... F-6-10

             Report of Independent Registered Public Accounting Firm



Members
Industrial Electric Services, LLC
Lexington, Kentucky

We have audited the accompanying balance sheets of Industrial Electric Services, LLC as of December 31, 2005 and 2004 and the related statements of operations, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of Industrial Electric Services, LLC. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Electric Services, LLC as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
February 16, 2006

                Industrial Electric Services, Inc. and Subsidiary

                           Consolidated Balance Sheet

                                December 31, 2005

Assets
Current assets:
    Cash                                                              $   7,171
    Accounts receivable, contracts (including $8,272 of retainage)       81,407
    Related party advances                                               41,942
    Other current assets                                                    409
                                                                      ---------
Total current assets                                                    130,929

Property and equipment, net of accumulated depreciation                  19,754
                                                                      ---------

                                                                      $ 150,683

Liabilities and Stockholders' Deficit
Current liabilities:
    Current maturities of loans payable, stockholders                 $  19,861
    Current maturities of long-term debt                                  5,540
    Line of credit                                                       43,000
    Accounts payable, trade                                              70,909
    Accrued expenses                                                     16,532
    Billings on uncompleted contacts in excess of costs and
        estimated revenues                                               11,247
    Convertible debt                                                     51,292
                                                                      ---------
Total current liabilities                                               218,381
                                                                      ---------
Long-term liabilities:
    Loans payable, stockholders, less current portion                    20,498
    Long-term debt, less current maturities                              15,420
                                                                      ---------
Total long-term liabilities                                              35,918
                                                                      ---------
Stockholders' deficit:
    Preferred stock; no par value; 20,000,000 shares authorized none issued or outstanding
    Commmon stock; no par value; 1,000,000,000 shares authorized;
        15,300,000 issued and outstanding                                35,000
    Contributed capital                                                   7,200
    Accumulated deficit                                                (145,816)
                                                                      ---------
 Total stockholders' deficit                                           (103,616)
                                                                      ---------
                                                                      $ 150,683
                                                                      =========

The accompanying notes are an integral part of the financial statements.

                Industrial Electric Services, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                            Years Ended
                                                            December 31,
                                                       2005             2004
                                                   ------------    ------------


Construction revenue                               $    329,451    $    494,041
                                                   ------------    ------------


Costs and expenses:
    Construction costs                                  335,682         404,054
    Operating costs and expenses                        135,494          73,362
    Interest expense                                      7,572           8,298
                                                   ------------    ------------
                                                        478,748         485,714
                                                   ------------    ------------

Net income (loss)                                  $   (149,297)   $      8,327
                                                   ============    ============

Net income (loss) per common share                 $      (0.01)   $       0.00
                                                   ============    ============

Weighted average number of common shares             15,121,644      15,000,000
                                                   ============    ============

Pro forma:
    Pro forma income tax expense                   $     (3,100)   $      3,100
                                                   ============    ============
    Pro forma net income, after taxes              $   (146,197)   $      5,227
                                                   ============    ============

Pro forma net income (loss) common per share       $      (0.01)   $       0.00
                                                   ============    ============

Pro forma weighted average number of common shares   15,121,644      15,000,000
                                                   ============    ============

The accompanying notes are an integral part of the financial statements.

                Industrial Electric Services, Inc. and Subsidiary

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                     Years Ended December 31, 2005 and 2004


                                                                             (Accumulated
                                                                             Deficit)
                                  Common                       Contributed   Retained
                                  Stock          Amount        Capital       Earnings        Total
                                ---------------------------------------------------------------------
Balance, January 1, 2004        15,000,000    $     5,000    $         0   $    (4,846)   $       154

Value of operating costs and
    expenses contributed
    by stockholder                                                 3,600                        3,600

Net income                                                                       8,327          8,327
                                ---------------------------------------------------------------------

Balance, December 31, 2004      15,000,000          5,000          3,600         3,481         12,081

Value of operating costs and
    expenses contributed
    by stockholder                                                 3,600                        3,600

Issuance of common stock           300,000         30,000                                      30,000

Net loss                                                                      (149,297)      (149,297)
                                ---------------------------------------------------------------------

Balance, December 31, 2005      15,300,000    $    35,000    $     7,200   $  (145,816)   $  (103,616)
                                =====================================================================


The accompanying notes are an integral part of the financial statements.

                Industrial Electric Services, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                Years Ended
                                                                                December 31,
                                                                            2005         2004
                                                                          ---------    ---------
Operating activities
    Net income (loss)                                                     $(149,297)   $   8,327
                                                                          ---------    ---------
    Adjustments to reconcile net income to net
        cash used by operating activities:
           Operating costs and expenses contributed by stockholder            3,600        3,600
           Depreciation                                                      11,407       11,185
           Decrease (increase) accounts receivable                          (55,995)     (21,183)
           Decrease (increase) in costs and estimated earning in excess
               of billings                                                   25,467      (31,446)
           Decrease (increase) other current assets                          31,951      (21,000)
           Increase (decrease) accounts payable and accrued liabilities      54,047       22,014
           Increase (decrease) in billings in excess of costs and
               estimated earnings                                            11,247
           Decrease provision for loss on uncompleted contract               (4,383)
                                                                          ---------    ---------

    Total adjustments                                                        77,341      (36,830)
                                                                          ---------    ---------
    Net cash used by operating activities                                   (71,956)     (28,503)
                                                                          ---------    ---------
Investing activities
    Purchases of property and equipment                                      (7,418)      (6,049)
                                                                          ---------    ---------
Financing activities
    Proceeds from issuance of common stock                                   30,000
    Payments on loans payable, stockholders                                 (11,052)
                                                                                          (8,965)
    Payments on long-term debt                                               (5,935)      (4,351)
    Proceeds from loans payable, stockholders                                             60,050
    Related party advances
                                                                            (36,942)
    Proceeds from convertible debt                                           51,292
    Net borrowings on line of credit                                         28,000       15,000
                                                                          ---------    ---------
    Net cash provided by financing activities                                55,363       61,734
                                                                          ---------    ---------
Net increase (decrease) in cash and cash equivalents                        (24,011)      27,182
Cash at beginning of year                                                    31,182        4,000
                                                                          ---------    ---------
Cash at end of year                                                       $   7,171    $  31,182
                                                                          =========    =========

Supplemental disclosures of cash flow information
    and noncash financing activities:
        Cash paid for interest                                            $  10,681    $   4,698
                                                                          =========    =========

        During the year ended December 31, 2005, the Company exchanged 15,000,000 shares of its common stock for all of the member units of Industrial Electric Services, LLC, the Company's wholly owned subsidiary

        During the year ended December 31, 2004, the Company acquired $14,110 of automobiles and trucks through direct financing.

The accompanying notes are an integral part of the financial statements.

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2005 and 2004


1.    Background Information

Industrial Electric Services, Inc. is a Florida corporation incorporated on August 5, 2005 to acquire the membership interest of Industrial Electric Services, LLC, which occurred during the year ended December 31, 2005.

Industrial Electric Services, LLC, a wholly owned subsidiary of Industrial Electric Services, Inc., was formed as a limited liability corporation in Kentucky on December 12, 2003. It provides industrial electric services to install and relocate manufacturing machines, and provides electric services for new and retrofit buildings and electric power utility companies. The corporate headquarters are located in Lexington, Kentucky.

During the year ended December 31, 2005, Industrial Electrical Services, Inc. exchanged 15,000,000 shares of common stock for all of the member units of Industrial Electric Services, LLC. The related disclosures and per share amounts have been adjusted as though this transaction occurred upon inception of Industrial Electric Services, LLC.

2.    Significant Accounting Policies

The significant accounting policies followed are:

      The accompanying consolidated financial statements include the accounts of Industrial Electric Services, Inc. and its wholly owned subsidiary, Industrial Electric Services, LLC. The consolidated entities hereinafter are referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Accounts receivable, contracts consist of receivables for construction services. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, no allowance for doubtful accounts is considered necessary at December 31, 2005 and 2004. Receivables are determined to be past due based on the payment terms of original invoices. The Company does not typically charge interest on past due receivables. 6 Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2005 and 2004


2.    Significant Accounting Policies (continued)

      Property and equipment are recorded at cost. Depreciation is calculated by the declining-balance and straight-line methods over the estimated useful lives of the assets, generally ranging from five to seven years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

      Revenue from construction services and contracts is reported under the percentage-of-completion method for financial statement purposes. The estimated revenue for each contract reflected in the accompanying financial statements represents that percentage of estimated total revenue that costs incurred to date bear to estimated total costs, based on the Company's current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and revenue estimates during the course of the work are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.

      Construction costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred.

      The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. There are no deferred net tax assets or liabilities at December 31, 2005.

      Until August 2005, the Company, with the consent of the members, elected to have its income taxed under the provisions of the Internal Revenue Code applicable to partnerships. These provisions provide that, in lieu of corporation income tax, the members are taxed on the corporation's income personally. Therefore, these financial statements do not include any provision for income taxes for the years ended December 31, 2004.

      For the years ended December 31, 2005 and 2004, the Company has included a provision for income taxes on the statements of operations on a pro forma basis as though the Company was subject to federal and state income taxes.

               Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2005 and 2004


2.    Significant Accounting Policies (continued)

      Certain minor amounts have been reclassified for 2004 to be consistent with 2005.


3.    Uncompleted Contracts

Information with respect to uncompleted contracts is summarized as follows:

                                                                      2005
                                                                   ---------

Costs incurred to date                                             $ 110,513
Estimated earnings thereon                                            17,211
                                                                   ---------
                                                                     127,724
Less billings to date                                                138,971
                                                                   ---------
                                                                   $ (11,247)

Billings in excess of costs and estimated earnings                 $ (11,247)
                                                                   ---------
                                                                   $ (11,247)

4.    Property and Equipment

Property and equipment consist of:

                                                                        2005
                                                                      -------

Automobiles and trucks                                                $33,241
Machinery and equipment                                                11,472
Office furniture and equipment                                          1,326
                                                                      -------
Less accumulated depreciation                                          26,285
                                                                      -------
                                                                      $19,754

5.    Line of Credit

Under the terms of the agreement, advances are available to the Company up to $200,000. The line matures on February 25, 2006 with an interest rate of seven percent. The line is secured by contracts, proceeds, and accounts receivable, and is further secured by other investments of a stockholder.

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2005 and 2004

6.    Related Party Transactions and Subsequent Event

Related party advances are non-interest bearing, due on demand, and unsecured. At December 31, 2005, total amounts advanced to related parties were approximately $42,000. These amounts were repaid subsequent to year end.

During 2004, two stockholders loaned the Company aggregate amounts of $60,050. These unformalized loans bear interest at seven percent and require payments of principal and interest aggregating $1,192 a month through February 2009. The balances of these loans as of December 31, 2005 and 2004 are as follows:

                                                                         2005
                                                                       -------

Balance due                                                            $40,359
Less amounts currently due                                              19,861
                                                                       -------
                                                                       $20,498

During 2005 and 2004, the Company utilized office space and office amenities of a related entity. The Company recorded $3,600 as rent expense through a contribution of capital.

As further discussed in Note 8 a related entity paid certain expenses on behalf of the Company. As a result of these transactions the Company incurred non interest bearing debt with conversion right to be determined in the future.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.


7.    Long-Term Debt

Long-term debt consists of:

                                                                         2005
                                                                       -------
Installment note payable; interest of 6.0%;
   payment of $322 per month including interest
   through February 2007; collateralized by truck                      $10,650
Installment note payable; interest of 5.99%;
   payment of $273 per month including interest
   through June 2007; collateralized by truck                           10,310
                                                                       -------
                                                                        20,960
Less amounts currently due                                               5,540
                                                                       -------
                                                                       $15,420

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2005 and 2004


7.      Long-Term Debt (continued)

The following is a schedule by year, for the next five years, of the principal payments required on the previously disclosed related party loans and the above installment notes payable:

2006                                                                  $25,401
                                                                      =======
2007                                                                  $17,407
                                                                      =======
2008                                                                  $14,956
                                                                      =======
2009                                                                  $ 3,556
                                                                      =======
2010                                                                  $     0
                                                                      =======

8.    Convertible Debt

A related entity ("IMM") agreed to advance us all funds necessary to file and complete our SB-2 registration statement and meet our on-going SEC reporting requirements. The debt is pursuant to an oral agreement, bears no interest and is due upon demand. In exchange, we granted IMM the right to exchange its debt for non voting convertible preferred stock for no additional consideration at IMM'S option from a date no earlier than January 31, 2006 for a period of three years thereafter. The number of shares of preferred stock that can be acquired upon conversion of the debt and the number of shares of common stock that can be acquired upon conversion of the preferred stock shall be as mutually agreed. If the shares of common stock currently owned by our principal shareholders of the Compnany are sold by the principal shareholders in a transaction resulting in a change of control, the preferred stock must be redeemed for a mutually agreed price per share that is a multiple of the price per share of the common stock sold by the principal shareholders as determined when their common stock selling price is fixed. IMM shall also have the option at that time to convert some of their shares of preferred stock into common stock rather than having them redeemed.

9.    Income Taxes

The Company has incurred an operating loss since it became a C corporation for income tax purposes in August 2005. The amount of unused tax losses available to carry forward and apply against taxable income in future years is approximately $34,000. The loss carry forward expires in 2025. The deferred tax asset for the unused operating loss is $12,900. Management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2005 and 2004

10.   Retirement Plan

The Company's operations are conducted under multi-employer contracts with various collective bargaining organizations. Under the provisions of the contracts, the signatory companies, including the Company, are required to contribute an amount per hour worked to trusts for various union pension plans. The Company's obligations are limited to the hourly defined contribution. Pension expense under these plans was approximately $15,914 and $20,241 for 2005 and 2004, respectively.


11.   Customer Concentrations

For the year ended December 31, 2005 revenue earned from one customer amounted to 49 percent of total construction revenue. Accounts receivable from this customer equaled $53,000 of total accounts receivable at December 31, 2005. For the year ended December 31, 2004, two contracts amounted to approximately 65 percent of total construction contract revenues. Accounts receivable on these contracts equaled $19,000 of total receivables at December 31, 2004.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

ITEM 8A.  CONTROLS AND PROCEDURES

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - ITEM 8B. OTHER INFORMATION

None--Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name                    Age    Position
--------------------------------------------------------------------------------
Edward Lynch            53     CEO, president and director
--------------------------------------------------------------------------------
Keith Yates             53     COO and director
--------------------------------------------------------------------------------

Mr. Lynch has been our CEO, president and director since our inception in August 2005. He has been CEO of our subsidiary, Industrial Electric Services LLC since December 2003. From August 2004 to date, he has been CEO of International Machinery Services, an equipment installation firm. From July 2002 to August 2003 he was CFO of B&B Electric Co., Inc., an electrical contractor. From March 2002 to July 2002 he was not employed by any firm. From October 2002 to February 2003 he was a business consultant at Clearbrook & Co. Ltd. From July 1987 to March 2002, he was Vice president of Duncan Machinery Movers, Inc. He holds a CPA license in Kentucky. He received a BS in Accounting from the University of Kentucky in 1974.

Mr. Yates has been our COO and director since our inception in August 2005. He has been COO of our subsidiary, Industrial Electric Services LLC since December 2003. From December 2003 to date, he has been project manager of B&B Electric Co., Inc. From March 2000 to December 2003, he was project manager for Egizii Electric, an electrical contractor. From June 1998 to April 2000, he was project manager for State Group, an electrical contractor. He holds a master electrician license in Kentucky.

Our bylaws provide that the board of directors shall consist of a minimum of one member until changed by amendment to the applicable section of the bylaws, adopted by the majority of the voting power of the corporation. There are currently only two directors.

Family Relationships

There are no family relationships among our officer, director, or persons nominated for or anticipated to assume such positions.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

o Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

o Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

o Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

o Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) of the Securities Exchange Act of 1934, as amended

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2005 and 2004 by our CEO.

--------------------------------------------------------------------------------
                                                Annual Compensation
--------------------------------------------------------------------------------
                                                              Restricted
Name & Principal Position     Year  Salary ($)  Bonus ($)     Stock Awards (2)
--------------------------------------------------------------------------------
Edward Lynch                  2005      0          0              0
CEO, President, and Director
--------------------------------------------------------------------------------
                              2006      0          0              0
--------------------------------------------------------------------------------

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

Mr. Lynch does not receive any compensation because we are not in a financial position to pay him at the present time. However, as our business grows, expands and increases profit, we anticipate that Mr. Lynch will start receiving compensation. We have no agreement as to when this will be and what amounts will be paid to him.

We have no employment agreements with Mr. Lynch or Mr. Yates.

Board Compensation

Members of our Board of Directors do not receive compensation for their services as Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following tables sets forth the ownership, as of the date of this annual report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. International Machinery Movers, Inc. ("IMM"), Inc. agreed to advance and has advanced us all funds necessary to file and complete our SB-2 registration statement and meet our on-going SEC reporting requirements. The debt is pursuant to an oral agreement, bears no interest and is due upon demand. In exchange, we granted IMM the right to exchange its debt for non voting convertible preferred stock for no additional consideration at IMM'S option from a date no earlier than January 31, 2006 for a period of three years thereafter. The number of shares of preferred stock that can be acquired upon conversion of the debt and the number of shares of common stock that can be acquired upon conversion of the preferred stock shall be as mutually agreed. If the shares of common stock currently owned by our principal shareholders, Mr. Lynch and Mr. Yates, are sold by the principal shareholders in a transaction resulting in a change of control, the preferred stock must be redeemed for a mutually agreed price per share that is a multiple of the price per share of the common stock sold by the principal shareholders as determined when their common stock selling price is fixed. IMM shall also have the option at that time to convert some of their shares of preferred stock into common stock rather than having them redeemed. There is no current binding agreement, commitment or understanding on the part of the principal shareholders to sell their shares in such a transaction, although they may do so in the future. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 289 Blue Sky Parkway, Lexington KY 40509.

Shareholders                          # of Shares          Percentage
------------------------------------- -------------------- -------------------
Edward Lynch                          9,000,000            58.8
------------------------------------- -------------------- -------------------
Keith Yates                           6,000,000            39.2
------------------------------------- -------------------- -------------------
All directors and named executive     15,000,000           98
officers as a group [2 persons]
------------------------------------- -------------------- -------------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 15,300,000 shares of common stock outstanding as of December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

Industrial Electric Services, Inc. is a Florida corporation formed on August 5, 2005 to acquire all the interests of Industrial Electric Services, LLC, a Kentucky limited liability company formed on December 10, 2003. Industrial Electric Services, LLC is now our wholly-owned subsidiary.

Under an exchange agreement in August 2005, we issued 15,000,000 shares of our common stock to acquire all member interests in Industrial Electric Services, LLC. The member interests were owned 60% by Mr. Lynch and 40% by Mr. Yates. We valued the shares based upon the time and effort Mr. Lynch and Mr. Yates had spent to develop our business. Accordingly, we valued the shares at $.001 per share or $15,000 aggregate which we believe is the fair market value of the factors used in valuation cited above. We did not obtain an independent evaluation of these shares.

During 2004, Mr. Lynch and Mr. Yates loaned us aggregate amounts of $60,050. These unformalized loans bear interest at seven percent and require payments of principal and interest aggregating $1,192 a month through February 2009. The balances of these loans as of December 31, 2005 and 2004 are as follows:

Edward Lynch loaned $36,030 in 2004. Keith Yates loaned $24,020 in 2004.

                                                              2005       2004
                                                             -------   -------

Balance due                                                  $40,359   $51,410
Less amounts currently due                                    11,852    11,052
                                                             -------   -------
                                                             $28,507   $40,358
                                                             =======   =======

At December 31, 2005, we had advances of $12,750 to Mr. Yates. The amount consists of advances made to him throughout the year, with no interest rate, and no set repayment terms. These advances have been repaid.

On November 8, 2005, we advanced $29,000 to Industrial Machinery Services, which is a company 60% owned by Edward Lynch. Industrial Machinery Services paid the advance of $29,000 back in cash to Industrial Electric Services on January 23, 2006.

During 2005, we utilized office space and office amenities of International Machinery Services which is owned by Edward Lynch and an unrelated person. We recorded $3,600 as rent expense through a contribution of capital.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 13. Exhibits and Reports on Form 8-K.

(a)   List of documents filed as part of this Report:

      None

(b)   Exhibits:

      The following exhibits listed are filed as part of this Report:

      31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Edward Lynch

      32.1 Section 1350 Certification, Edward Lynch

Item 14. Audit Fees

      Audit Fees

For fiscal year end 12/31/05:  $31,221
For fiscal year end 12/31/04: $0

      No other fees as specified in Item 9(e) of Schedule 14A charged.

Signatures
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                     Name              Date                Signature
-----                     ----              ----                ---------

Principal Executive
Officer                   Edward Lynch      April 14, 2006      /s/ Edward Lynch

Principal Accounting      Edward Lynch      April 14, 2006      /s/ Edward Lynch
Officer

Principal Financial
Officer                   Edward Lynch      April 14, 2006      /s/ Edward Lynch


In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE                 NAME              TITLE              DATE
---------                 ----              -----              ----

/s/ Edward Lynch          Edward Lynch      Director            April 14, 2006

/s/ Keith Yates           Keith Yates       Director            April 14, 2006