Form 10QSB
period 2006-03-31
INDUSTRIAL ELECTRIC SERVICES INC
filed 2006-05-22
CIK 1337826

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

                                       OR

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to __________


       Florida                               1731                  20-3505071
(State or other jurisdiction of    (Primary Standard Industrial      IRS I.D.
 incorporation or organization)     Classification Code Number)


         289 Blue Sky Parkway                       40509
         Lexington KY
(Address of principal executive offices)          (Zip Code)

                  Registrant's telephone number: 859-685-0005

                            File Number: 333-129355

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No[X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,300,000 shares of common stock as of March 31, 2006

    Transitional Small Business Disclosure Format (check one): Yes |_| No [X]

                                TABLE OF CONTENTS

PART I - Financial Information................................................4

Item 1.  Financial Statements.................................................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................5

Item 3.  Controls and Procedures............................................. 8

PART II - OTHER INFORMATION...................................................9

Item 1.  Legal Proceedings....................................................9

Item 2.  Changes in Securities................................................9

Item 3.  Defaults upon Senior Securities......................................9

Item 4.  Submission of Matters to a Vote of Security Holders..................9

Item 5.  Other Information....................................................9

Item 6.  Exhibits.............................................................9

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Robcor's latest annual report filed with the Commission on Form 10K-SB.




               Interim Condensed Consolidated Financial Statements

                Industrial Electric Services, Inc. and Subsidiary

                   Three Months Ended March 31, 2006 and 2005

                Industrial Electric Services, Inc. and Subsidiary

                   Condensed Consolidated Financial Statements

                   Three Months Ended March 31, 2006 and 2005

Contents


Condensed Consolidated Financial Statements (unaudited):

    Condensed Consolidated Balance Sheet......................................1
    Condensed Consolidated Statements of Operations...........................2
    Condensed Consolidated Statements of Cash Flows...........................3
    Notes to Condensed Consolidated Financial Statements......................4

                Industrial Electric Services, Inc. and Subsidiary

                Condensed Consolidated Balance Sheet (unaudited)

                                 March 31, 2006


Assets
Current assets:
    Cash                                                              $   6,539
    Accounts receivable, contracts, net of allowance for doubtful
        accounts of $4,970                                               42,165
    Other current assets                                                    192
                                                                      ---------
Total current assets                                                     48,896

Property and equipment, net of accumulated depreciation                  17,718
                                                                      ---------
                                                                      $  66,614
                                                                      =========

Liabilities and Stockholders' Deficit
Current liabilities:
    Current maturities of loans payable, stockholders                 $  12,060
    Current maturities of long-term debt                                  6,884
    Line of credit                                                       27,000
    Accounts payable, trade                                              37,463
    Accrued expenses                                                      4,859
    Billings on contracts in excess of costs and estimated revenues       2,365
                                                                      ---------
Total current liabilities                                                90,631
                                                                      ---------
Long-term liabilities:
    Loans payable, stockholders, less current maturities                 25,412
    Long-term debt, less current maturities                              13,857
    Convertible debt                                                     77,513
                                                                      ---------
Total long-term liabilities                                             116,782
                                                                      ---------

Stockholders' deficit:
    Preferred stock; no par value; 20,000,000 shares authorized;
        none issued or outstanding
    Common stock; no par value; 1,000,000,000 shares authorized;
        15,300,000 issued and outstanding                                35,000
    Contributed capital                                                   8,100
    Accumulated deficit                                                (183,899)
                                                                      ---------
Total stockholders' deficit                                            (140,799)
                                                                      ---------
                                                                      $  66,614
                                                                      =========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

               Industrial Electric Services, Inc. and subsidiary

          Condensed Consolidated Statements of Operations (unaudited)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2006            2005
                                               ------------    ------------
Revenues:
    Construction contracts                     $     99,771    $     55,245

Costs and expenses:
    Construction costs                               77,686          70,826
    Operating costs and expenses                     60,169          22,150
                                               ------------    ------------
                                                    137,855          92,976
                                               ------------    ------------

Net income (loss)                              $    (38,084)   $    (37,731)
                                               ============    ============

Net income (loss) per common share             $      (0.00)   $      (0.00)
                                               ============    ============

Weighted average number of common shares         15,300,000      15,000,000
                                               ============    ============


Pro forma:
    Pro forma income tax (benefit) expense     $          0    $          0
                                               ============    ============
    Pro forma net income (loss), after taxes   $    (38,084)   $    (37,731)
                                               ============    ============

Pro forma net income (loss) common per share   $      (0.00)   $      (0.00)
                                               ============    ============

Pro forma weighted average number of
      common shares                              15,300,000      15,000,000
                                               ============    ============


               The accompanying notes are an integral part of the
                 condensed consolidated financial statements. 2

                Industrial Electric Services, Inc. and Subsidiary

           Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 2006             2005
                                                                             ------------    ------------
Operating activities
    Net income (loss)                                                        $    (38,084)   $    (37,731)
                                                                             ------------    ------------
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
           Rent contributed                                                           900             900
           Depreciation                                                             2,036           2,625
           Provision for bad debts                                                  4,970
           Decrease (increase) in accounts receivable and unbilled
               receivables                                                         34,272         (10,666)
           Decrease (increase) in costs and estimated earnings in excess
               of billings                                                                         25,467
           Decrease (increase) other current assets                                   409           3,170
           Increase (decrease) in accounts payable and accrued liabilities        (45,119)        (15,889)
           Increase (decrease) in billings on contracts in excess of costs
               and estimated revenues                                              (8,882)          8,417
           Decrease provision for loss on uncompleted contract                                      5,451
                                                                             ------------    ------------
    Total adjustments                                                             (11,414)         19,475
                                                                             ------------    ------------
    Net cash used by operating activities                                         (49,498)        (18,256)
                                                                             ------------    ------------

Investing activities
    Related party advances                                                         41,750          (8,500)
    Purchases of property and equipment                                                            (5,562)
                                                                             ------------    ------------
    Net cash used by investing activities                                          41,750         (14,062)
                                                                             ------------    ------------

Financing activities
    Payments on long-term debt                                                       (219)         (1,369)
    Payments on loans payable, stockholders                                        (2,886)
    Payments on loans payable, members                                                             (2,495)
    Proceed from convertible debt                                                  26,221
    Net borrowings on line of credit                                              (16,000)          5,000
                                                                             ------------    ------------
    Net cash provided (used) by financing activities                                7,116           1,136
                                                                             ------------    ------------
Net increase in cash                                                                 (632)        (31,182)
Cash at beginning of period                                                         7,171          31,182
                                                                             ------------    ------------
Cash at end of period                                                        $      6,539    $          0
                                                                             ============    ============

Supplemental disclosures of cash flow information
  and noncash financing activities:
        Cash paid for interest                                               $      2,250    $      1,359
                                                                             ============    ============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                Industrial Electric Services, Inc. and Subsidiary

         Note to Condensed Consolidated Financial Statements (unaudited)

                   Three Months Ended March 31, 2006 and 2005

1. Background Information

Industrial Electric Services, Inc. is a Florida corporation incorporated on August 5, 2005 to acquire the membership interest of Industrial Electric Services, LLC.

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


2. Significant Accounting Policies

At March 31, 2006 and 2005 and for the three months then ended, the accompanying condensed consolidated financial statements include the accounts of Industrial Electric Services, Inc. and its wholly owned subsidiary, Industrial Electric Services, LLC. The consolidated entities hereinafter are referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2006 and 2005, (b) the financial position at March 31, 2006 and (c) cash flows for the three months ended March 31, 2006 and 2005 have been made.

The unaudited condensed consolidated interim financial statement and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made herein are adequate to make the information contained herein not misleading. The accompanying condensed consolidated interim financial statements and notes should be read in conjunction with the audited financial statements and notes of the Industrial Electric Services, Inc. for the year ended December 31, 2005.

The results of operations and cash flows for the three months period ended March 31, 2006 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2006.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

Overview
--------

Industrial Electric Services, Inc. is a Florida corporation formed on August 5, 2005 to acquire all the interests of Industrial Electric Services, LLC, a Kentucky limited liability company formed on December 12, 2003. Industrial Electric Services, LLC is now our wholly-owned subsidiary.

Through Industrial Electric Services, LLC, we provide a range of electric services including installing, maintaining and servicing electrical systems and machinery for commercial, industrial, and utility customers.

Our competitive strength is primarily our expertise in renovation, repair, or replacement of existing manufacturing facilities.

For the periods ended March 31, 2006 and 2005, revenues earned from three contracts CTA Acoustics, Hartz Construction Company and Western Kentucky Energy in 2006, and Casey's General Store, Lanham Brothers General Contractors, Inc. and Titan Contracting and Leasing Company in 2005, respectively, amounted to approximately 91.95 percent and 98.36 percent, respectively, of total construction contract revenues. Accounts receivable on these contracts equaled $42,165 and $36,078 of total receivables at March 31, 2006 and March 31, 2005, respectively.

Our construction costs were 77.86% of revenues for the period ending March 31, 2006. Our construction costs were 128% of revenues for the period ending March 31, 2005. The 50.14% decrease of construction costs in relation to revenues for the first quarter of 2006 compared to the comparable period in of 2005 is due to better bidding on jobs. The COO has been consulting with the CEO on significant bids.

At March 31, 2006, we did not have any backlog of firm orders. We do not have any contracts with governmental agencies.


Periods Ended March 31, 2006 and 2005
-------------------------------------

Our revenues for the period ended March 31, 2006 of $99,771 increased 44.63% from our revenues of $55,245 for the period ended March 31, 2005 due to an increase in business.

During these periods, our costs and expenses were as follows:


                               March 31, 2006   March 31, 2005
                               --------------   --------------
Construction costs                     77,686           70,826
Operating costs and expenses           60,169           22,150
                               --------------   --------------

Our construction costs for the quarter ended March 31, 2006 increased 8.83% from our construction costs for the quarter ended March 31, 2005 due to an increase in business.

Our operating costs and expenses for the quarter ended March 31, 2006 increased 63.19% from our operating costs and expenses for the quarter ended March 31, 2005 due to an increase of legal and accounting expenses.

Accordingly, our net loss for the quarter ended March 31, 2006 compared to our net loss for the quarter ended March 31, 2005 increased from a ($37,731) to ($38,084).

Liquidity and Capital Resources
-------------------------------

Our annual operating expenses vary based upon the jobs we undertake, as the majority of our expenses are construction costs. We believe that as we increase our customer base and bid jobs competitively, we will be able to have cash flow cover our operating expenses during 2006.

Under the terms of a line of credit agreement with Whitaker Bank, Inc. formerly know as First National Bank & Trust Company, advances are available to us up to $100,000. The line has been renewed through February 25, 2007 with interest at seven percent. The line is secured by contracts, proceeds, and accounts receivable and is further secured by stocks of public and private owned companies of Edward Lynch. Property and equipment are not pledged as collateral.

International Machinery Movers, Inc. ("IMM") and its officer and director agreed to advance us all funds necessary to file and complete our SB-2 registration statement and meet our on-going SEC reporting requirements. The amount advanced was $77,513 at March 31, 2006. The debt is pursuant to an oral agreement, bears no interest and is due upon demand. In exchange, we granted IMM the right to exchange its debt for non voting convertible preferred stock for no additional consideration at IMM'S option from a date no earlier than January 31, 2006 for a period of three years thereafter. The number of shares of preferred stock that can be acquired upon conversion of the debt and the number of shares of common stock that can be acquired upon conversion of the preferred stock shall be as mutually agreed. If the shares of common stock currently owned by our principal shareholders, Mr. Lynch and Mr. Yates, are sold by the principal shareholders in a transaction resulting in a change of control, the preferred stock must be redeemed for a mutually agreed price per share that is a multiple of the price per share of the common stock sold by the principal shareholders as determined when their common stock selling price is fixed. IMM shall also have the option at that time to convert some of their shares of preferred stock into common stock rather than having them redeemed. There is no current binding agreement, commitment or understanding on the part of the principal shareholders to sell their shares in such a transaction, although they may do so in the future.

Long-term debt consists of:

                                                       March 31,   March 31,
                                                          2006       2005
                                                       ---------   ---------

Installment note payable; interest of 6.0%; payment
   of $322 per month including interest through
   February 2007; collateralized by truck              $  10,874   $  13,274
Installment note payable; interest of 5.99%; payment
   of $273 per month including interest through
   June 2007; collateralized by truck                      9,867      12,253
                                                       ---------   ---------


                                                          20,741      25,527
Less amounts currently due                                 6,884       5,264
                                                       ---------   ---------

                                                       $  13,857   $  20,263
                                                       =========   =========

During 2004, two members loaned the Company aggregate amounts of $60,050. These unformalized loans bear interest at seven percent and require payments of principal and interest aggregating $1,192 a month through February 2009. The balances of these loans as of March 31, 2006 and 2005 are as follows:

                               2006      2005
                             -------   -------
Balance due                  $37,472   $48,915
Less amounts currently due    12,060    11,247
                             -------   -------
                             $25,412   $37,668
                             =======   =======

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number Name and/or Identification of Exhibit


      3 Articles of Incorporation & By-Laws (a) Articles of Incorporation of the Company.* (b) By-Laws of the Company.*

      31    Certification

      32    Certification

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form SB-2, and amendments thereto, previously filed with the Commission.

                                   Signature

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Industrial Electric Services, Inc. (Registrant)

Date: May 19, 2006


By: /s/ Edward Lynch
    -------------------------------------------
    President and Principal Executive Officer,
    Principal Financial Officer and Principal
    Accounting Officer