Form 10QSB
period 2006-06-30
INDUSTRIAL ELECTRIC SERVICES INC
filed 2006-08-21
CIK 1337826

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

                                       OR

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

Industrial Electric Services, Inc.

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

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,300,000 shares of common stock as of August 16, 2006.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - Financial Information...........................................................................4
Item 1. Financial Statements.............................................................................4
Contents......................................................................Error! Bookmark not defined.
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........16
Item 3. Controls and Procedures.........................................................................18
PART II - OTHER INFORMATION.............................................................................19
Item 1.  Legal Proceedings..............................................................................19
Item 2. Changes in Securities...........................................................................19
Item 3. Defaults upon Senior Securities.................................................................19
Item 4. Submission of Matters to a Vote of Security Holders.............................................19
Item 5. Other Information...............................................................................19
Item 6. Exhibits........................................................................................19

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the IES's latest annual report filed with the Commission on Form 10K-SB.

               Interim Condensed Consolidated Financial Statements

                Industrial Electric Services, Inc. and Subsidiary

                Three and Six Months Ended June 30, 2006 and 2005

                Industrial Electric Services, Inc. and Subsidiary

                   Condensed Consolidated Financial Statements

                Three and Six Months Ended June 30, 2006 and 2005

Contents

Condensed Consolidated Financial Statements (unaudited):

    Condensed Consolidated Balance Sheet......................................1
    Condensed Consolidated Statements of Operations...........................2
    Condensed Consolidated Statements of Cash Flows...........................4
    Notes to Condensed Consolidated Financial Statements......................5

                Industrial Electric Services, Inc. and Subsidiary

                Condensed Consolidated Balance Sheet (unaudited)

                                  June 30, 2006



Assets
Current assets:
    Cash                                                              $   1,237
                                                                      ---------

Total assets                                                          $   1,237
                                                                      =========


Liabilities and Stockholders' Deficit
Current liabilities:
    Current maturities of loans payable, stockholders                 $  12,273
    Line of credit                                                       32,700
    Accounts payable                                                     30,128
                                                                      ---------
Total current liabilities                                                75,101
                                                                      ---------

Long-term liabilities:
    Loans payable, stockholders, less current maturities                 22,263
    Convertible debt, related party                                      77,513
                                                                      ---------

Total long-term liabilities                                              99,776
                                                                      ---------

Stockholders' deficit:
    Preferred stock; no par value; 20,000,000 shares authorized;
        none issued or outstanding
    Common stock; no par value; 1,000,000,000 shares authorized;
        15,300,000 issued and outstanding                                35,000
    Contributed capital                                                   8,100
    Accumulated deficit                                                (216,740)
                                                                      ---------
Total stockholders' deficit                                            (173,640)
                                                                      ---------

                                                                      $   1,237

The accompanying notes are an integral part of the condensed consolidated
financial statements.                                                          1

                Industrial Electric Services, Inc. and subsidiary

           Condensed Consolidated Statements of Operations (unaudited)

                                                    Three Months Ended June 30,
                                                      2006              2005
                                                  ------------------------------
Revenues:
    Construction contracts                        $      2,366     $     61,481
    Other income                                         3,023
                                                  ------------     ------------
                                                  $      5,389           61,481
                                                  ------------     ------------

Costs and expenses:
    Construction costs                                   2,087           69,399
    Operating costs and expenses                        36,142           18,889
                                                  ------------     ------------
                                                        38,229           88,288
                                                  ------------     ------------

Net income (loss)                                 $    (32,840)    $    (26,807)
                                                  ============     ============

Net income (loss) per common share                $      (0.00)    $      (0.00)
                                                  ============     ============

Weighted average number of common shares            15,300,000       15,000,000
                                                  ============     ============

The accompanying notes are an integral part of the condensed consolidated
financial statements.                                                          2

                Industrial Electric Services, Inc. and subsidiary

           Condensed Consolidated Statements of Operations (unaudited)

                                                      Six Months Ended June 30,
                                                       2006             2005
                                                  ------------------------------
Revenues:
    Construction contracts                        $    102,133     $    116,726
    Other income                                         3,023
                                                  ------------     ------------
                                                  $    105,156          116,726
                                                  ------------     ------------

Costs and expenses:
    Construction costs                                  79,773          140,225
    Operating costs and expenses                        96,307           41,038
                                                  ------------     ------------
                                                       176,080          181,263
                                                  ------------     ------------

Net income (loss)                                 $    (70,924)    $    (64,537)
                                                  ============     ============

Net income (loss) per common share                $      (0.00)    $      (0.00)
                                                  ============     ============

Weighted average number of common shares            15,300,000       15,000,000
                                                  ============     ============

The accompanying notes are an integral part of the condensed consolidated
financial statements.                                                          3

                Industrial Electric Services, Inc. and Subsidiary

           Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                 Six Months Ended June 30,
                                                                  --------------------
                                                                    2006         2005
                                                                  --------------------
Operating activities
 Net income (loss)                                                $(70,924)   $(64,537)
                                                                  --------    --------

 Adjustments to reconcile net income (loss) to net cash used by operating activities:

  Gain on sale of property and equipment                            (3,023)
  Rent contributed                                                     900       1,800
  Depreciation                                                       2,036       5,328
  Provision for bad debts                                            5,162
  Decrease (increase) in accounts receivable and unbilled
receivables                                                         76,245      (2,543)
  Decrease (increase) in costs and estimated earnings in
excess
of billings                                                                     17,987
  Decrease (increase) other current assets                             409      22,920
  Increase (decrease) in accounts payable and accrued              (57,314)     (3,783)
liabilities
  Increase (decrease) in billings on contracts in excess
of costs
and estimated revenues                                             (11,247)
  Decrease provision for loss on uncompleted contract                           (1,182)
                                                                  --------    --------
 Total adjustments                                                  13,168      40,527
                                                                  --------    --------
 Net cash provided (used) by operating activities                  (57,756)    (24,010)
                                                                  --------    --------
Investing activities
 Collection of related party advances                               41,942
 Purchases of property and equipment                                            (5,562)
                                                                  --------    --------
 Net cash used by investing activities                              41,942      (5,562)
                                                                  --------    --------

Financing activities
 Payments on long-term debt                                           (219)     (3,053)
 Payments on loans payable, stockholders                            (5,822)
 Payments on loans payable, members                                             (5,430)
 Proceed from convertible debt                                      26,221
 Net borrowings on line of credit                                  (10,300)      7,000
                                                                  --------    --------
 Net cash provided (used) by financing activities                    9,880      (1,483)
                                                                  --------    --------
Net decrease in cash                                                (5,934)    (31,055)
Cash at beginning of period                                          7,171      31,182
                                                                  --------    --------
Cash at end of period                                             $  1,237    $    127
                                                                  ========    ========
Supplemental disclosures of cash flow information
 and noncash financing activities:

  Cash paid for interest                                          $  3,421    $  3,079
                                                                  ========    ========

Property and equipment of $20,960 was sold for the assumption of long term debt during the second quarter ended June 30, 2006

The accompanying notes are an integral part of the condensed consolidated
financial statements.                                                          4


                Industrial Electric Services, Inc. and Subsidiary

         Note to Condensed Consolidated Financial Statements (unaudited)

               Three and Six Months Ended March 31, 2006 and 2005

1. Background Information and Going Concern

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended June 30, 2006, the Company has a loss of approximately $71,000, negative working capital of approximately $74,000 and has used cash from operations of approximately $58,000. These factors, among others, indicate that the Company may be unable to continue as a going concern. Management has ceased operations and plans to merge with an operating company. The financial statements do not include any adjustments related to the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. Significant Accounting Policies

At June 30, 2006 and 2005 and for the three and six months then ended, the accompanying condensed consolidated financial statements include the accounts of Industrial Electric Services, Inc. and its wholly owned subsidiary, Industrial Electric Services, LLC. The consolidated entities hereinafter are referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

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

3. Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2006 and 2005, (b) the financial position at June 30, 2006 and (c) cash flows for the three and six months ended June 30, 2006 and 2005 have been made.

The unaudited condensed consolidated interim financial statement and notes are presented pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statement prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made herein are adequate to make the information contained herein not misleading. The accompanying condensed consolidated interim financial statements and notes should be read in conjunction with the audited financial statements and notes of the Industrial Electric Services, Inc. for the year ended December 31, 2005. The results of operations and cash flows for the three and six months period ended June 30, 2006 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2006.

4. Sale of property and equipment

During the quarter ended June 30, 2006, the company sold property and equipment to a stockholder in exchange for the assumption of certain company long term debt totaling $20,960.

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

During the second quarter it became clear to management that their initial business plan could not be implemented as desired. IES had lost its higher margin clients and was being forced to bid on more competitive, lower margin business, which resulted in losses. Management decided to go their separate ways, winding up the business of the company. As of April 1, 2006, IES, Edward Lynch and Keith Yates entered into an agreement which provided:

Transfer of Assets, Payoff of Related Debt and Release From
Non-solicitation/Non-Compete Agreement.

IES transfers to Yates the following assets ("Assets"):

      o     The name "Industrial Electric Services" for use in Kentucky only.

      o     The tangible assets set forth on Schedule 2.A attached hereto.

      o The right to collect invoices for Job 44 of $1,870 and Job 52 of $3,100, which were recorded in allowance for doubtful accounts of IES 3/31/06 financial statements. All other accounts receivable shall be collected and all accounts payable shall be paid as of June 30, 2006.

Yates shall assume and pay off two truck loans with Huntington Bank and Chrysler Financial.

IES releases Yates from the terms of any valid and binding non-solicitation/compete agreement or understanding with IES.

In addition, Lynch purchased Yates stock and agreed to pay off the IES line of credit from proceeds of the sale of his controlling interest in the company.

Periods Ended June 30, 2006 and 2005

Our revenues for the period ended June 30, 2006 of $105,156 decreased 9.91% from our revenues of $116,726 for the period ended June 30, 2005 due to a decrease in business. During these periods, our costs and expenses were as follows:

                               June 30, 2006            June 30, 2005

Construction costs                    79,773                  140,225
Operating costs and expenses          96,307                   41,038

Our construction costs for the period ended June 30, 2006 decreased 43.11% from our construction costs for the period ended June 30, 2005 due to our business declining. Our operating costs and expenses for the period ended June 30, 2006 increased 134.68% from our operating costs and expenses for the period ended June 30, 2005 due to an increase of legal and accounting expenses. Accordingly, our net loss for the period ended June 30, 2006 compared to our net loss for the period ended June 30, 2005 increased from ($64,537) to ($70,924).

Liquidity and Capital Resources

Our annual operating expenses vary based upon the jobs we undertake, as the majority of our expenses are construction costs. During the second quarter it became clear to management that their initial business plan could not be implemented as desired. IES had lost its higher margin clients and was being forced to bid on more competitive, lower margin business, which resulted in losses. Management decided to go their separate ways, winding up the business of the company.

Under the terms of a line of credit agreement with Whitaker Bank, Inc. formerly know as First National Bank & Trust Company, advances are available to us up to $100,000. The line has been renewed through February 25, 2007 with interest at seven percent. The line is secured by contracts, proceeds, and accounts receivable and is further secured by stocks of public and private owned companies of Edward Lynch. Property and equipment are not pledged as collateral. Lynch has agreed to pay off this loan.

International Machinery Movers, Inc. ("IMM") and its officer and director agreed to advance us all funds necessary to file and complete our SB-2 registration statement and meet our on-going SEC reporting requirements. The amount advanced was $87,513 at June 30, 2006. On August 14, 2006, this debt which had increased due to advances subsequent to June 30, 2006, was converted entirely into 50,000 shares of common stock of IES.

Long-term debt consists of:
During 2004, two members loaned the Company aggregate amounts of $60,050. These unformalized loans bear interest at seven percent and require payments of principal and interest aggregating $1,192 a month through February 2009. The balances of these loans as of June 30, 2006 are as follows:

                                            2006              2005

Balance due                                 34,536            48,915
Less amounts currently due                  12,273            11,247
                                            ------------------------
                                            22,263            37,668

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number,  Name and/or Identification of Exhibit

           31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002                            Attached

           32    Certification of the Chief Executive Officer and
                 Chief Executive Officer and Chief
                 Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Industrial Electric Services, Inc.

Date: August 21, 2006                         __/s/ Edward Lynch
                                              Edward Lynch
                                              Chief Executive Officer and Chief
                                              Financial Officer