Form 10QSB
period 2006-09-30
INDUSTRIAL ELECTRIC SERVICES INC
filed 2006-10-23
CIK 1337826

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,350,000 shares of common stock as of October 20, 2006.

     Transitional Small Business Disclosure Format (check one):  Yes [] No [X]

                                TABLE OF CONTENTS
PART I - Financial Information.................................................4
Item 1. Financial Statements...................................................4
Contents.......................................................................6
Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................16
Item 3. Controls and Procedures...............................................19
PART II - OTHER INFORMATION...................................................19
Item 1.  Legal Proceedings....................................................19
Item 2. Changes in Securities.................................................19
Item 3. Defaults upon Senior Securities.......................................19
Item 4. Submission of Matters to a Vote of Security Holders...................19
Item 5. Other Information.....................................................19
Item 6. Exhibits..............................................................20

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

                Industrial Electric Services, Inc. and Subsidiary

               Interim Condensed Consolidated Financial Statements

             Three and Nine Months Ended September 30, 2006 and 2005

                Industrial Electric Services, Inc. and Subsidiary

                   Condensed Consolidated Financial Statements

             Three and Nine Months Ended September 30, 2006 and 2005

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

                Industrial Electric Services, Inc. and Subsidiary

                Condensed Consolidated Balance Sheet (unaudited)

                               September 30, 2006

Assets
Current assets:
    Cash                                                                           $          608
                                                                                   --------------

Total assets                                                                       $          608
                                                                                   ==============

Liabilities and Stockholders' Deficit
Current liabilities:
    Current maturities of loans payable, stockholders                              $       12,492
    Line of credit                                                                         36,700
                                                                                   --------------
Total current liabilities                                                                  49,192
                                                                                   --------------

Long-term liabilities:
    Loans payable, stockholders, less current maturities                                   19,059
                                                                                    -------------

Stockholders' deficit:
    Preferred stock; no par value; 20,000,000 shares authorized;
        none issued or outstanding
    Common stock; no par value; 1,000,000,000 shares authorized;
        15,350,000 issued and outstanding                                                 142,641
    Contributed capital                                                                     8,100
    Accumulated deficit                                                                  (218,384)
                                                                                   ---------------
Total stockholders' deficit                                                               (67,643)
                                                                                   ---------------

                                                                                   $          608
                                                                                   ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                Industrial Electric Services, Inc. and subsidiary

           Condensed Consolidated Statements of Operations (unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                  ------------------------------
                                                        2006              2005
                                                  ------------------------------
Revenues:
    Construction contracts                       $                 $     45,098

Costs and expenses:
    Construction costs                                                   48,111
    Operating costs and expenses                         1,645           18,110
                                                  ------------------------------
                                                         1,645           66,221
                                                  ------------------------------

Net loss                                          $     (1,645)    $    (21,123)
                                                  =============================

Net loss per common share                         $      (0.00)    $      (0.00)
                                                  =============================

Weighted average number of common shares            15,313,587       15,182,609
                                                  =============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                Industrial Electric Services, Inc. and subsidiary

           Condensed Consolidated Statements of Operations (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                  ------------------------------
                                                        2006             2005
                                                  ------------------------------
Revenues:
    Construction contracts                        $    102,133     $    161,825
    Other income                                         3,023
                                                  ------------------------------
                                                  $    105,156          161,825
                                                  ------------------------------

Costs and expenses:
    Construction costs                                  79,773          188,336
    Operating costs and expenses                        97,952           59,149
                                                  ------------------------------
                                                       177,725          247,485
                                                  ------------------------------

Net loss                                          $    (72,569)    $    (85,660)
                                                  =============================

Net loss per common share                         $      (0.00)    $      (0.01)
                                                  =============================

Weighted average number of common shares            15,304,396       15,061,765
                                                  =============================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                Industrial Electric Services, Inc. and Subsidiary

           Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  ---------------------------
                                                                     2006            2005
                                                                  ---------------------------
Operating activities
    Net loss                                                      $(72,569)          $(85,660)
                                                                  ---------------------------
    Adjustments to reconcile net loss to net cash used by
        operating activities:
           Gain on sale of property and equipment                   (3,023)
           Rent contributed                                            900              2,700
           Depreciation                                              2,036              8,368
           Provision for bad debts                                   5,162
           Decrease in accounts receivable and unbilled
               receivables                                          76,245              1,870
           Decrease in costs and estimated earnings in excess
               of billings                                                             24,281
           Decrease other current assets                               409             34,214
           Decrease in accounts payable and accrued liabilities    (57,314)           (23,623)
           Decrease in billings on contracts in excess of costs
               and estimated revenues                              (11,247)
           Decrease provision for loss on uncompleted contract                         (4,383)
                                                                  ---------------------------
    Total adjustments                                               13,168             43,427
                                                                  ---------------------------
    Net cash (used) by operating activities                        (59,401)           (42,233)
                                                                  ---------------------------

Investing activities
    Collection of related party advances                            41,942
    Related party advances                                                            (13,066)
    Purchases of property and equipment                                                (7,418)
                                                                  ---------------------------
    Net cash provided (used) by investing activities                41,942            (20,484)
                                                                  ---------------------------

Financing activities
    Proceeds from issuance of common stock                                             30,000
    Payments on long-term debt                                        (219)            (4,483)
    Payments on loans payable, stockholders                         (8,806)            (8,216)
    Proceed from convertible debt                                   26,221
    Net borrowings on line of credit                                (6,300)            52,000
                                                                  ---------------------------
    Net cash provided by financing activities                       10,896             69,301
                                                                  ---------------------------
Net decrease in cash                                                (6,563)             6,584
Cash at beginning of period                                          7,171             31,182
                                                                  ---------------------------
Cash at end of period                                             $    608           $ 37,766
                                                                  ===========================

Supplemental disclosures of cash flow information

    and noncash financing activities:
        Cash paid for interest                                    $  4,710           $  3,347
                                                                  ===========================
        Property and  equipment of $20,960 was sold for the  assumption  of long term debt during the second  quarter ended June 30, 2006
        Accounts payable and convertible debt were exchanged for 50,000 shares of common stock for $107,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

                Industrial Electric Services, Inc. and Subsidiary

         Note to Condensed Consolidated Financial Statements (unaudited)

             Three and Nine Months Ended September 31, 2006 and 2005

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended September 30, 2006, the Company has a loss of approximately $72,000, negative working capital of approximately $49,000 and has used cash from operations of approximately $59,000. These factors, among others, indicate that the Company may be unable to continue as a going concern. Management has ceased operations and plans to merge with an operating company. The financial statements do not include any adjustments related to the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.       Significant Accounting Policies

At September 30, 2006 and 2005 and for the three and nine months then ended, the accompanying condensed consolidated financial statements include the accounts of Industrial Electric Services, Inc. and its wholly owned subsidiary, Industrial Electric Services, LLC. The consolidated entities hereinafter are referred to as the "Company." All significant intercompany accounts and transactions have been eliminated.

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

3.      Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2006 and 2005, (b) the financial position at September 30, 2006 and (c) cash flows for the three and nine months ended September 30, 2006 and 2005 have been made.

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

The results of operations and cash flows for the three and nine months period ended September 30, 2006 are not necessarily indicative of the results of operations and cash flows expected for the year ending December 31, 2006.

4.      Sale of property and equipment and change of ownership

During the quarter ended June 30, 2006, the company sold property and equipment to a stockholder in exchange for the assumption of certain company long term debt totaling $20,960.

5.       Common stock

Convertible debt, related party, of $107,641 was converted to 50,000 shares of common stock on September 6, 2006.

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

      o The right to collect invoices for Job 44 of $1,870 and Job 52 of $3,100, which were recorded in allowance for doubtful accounts of IES 3/31/06 financial statements. All other accounts receivable shall be collected and all accounts payable shall be paid as of September 30, 2006.

IES releases Yates from the terms of any valid and binding non-solicitation/compete agreement or understanding with IES.

In addition, Lynch purchased Yates stock and agreed to pay off the IES line of credit from proceeds of the sale of his controlling interest in the company.

In order to preserve and protect stockholder value in the company, Mr. Lynch has recently been involved in discussions about selling his controlling interest to third parties who would then attempt to locate a business to acquire. Although there is no binding agreement, commitment or understanding in place with respect to such change of control, the parties with whom Mr. Lynch has been discussing this matter have indicated that as soon as this Report on Form 10-QSB for the period ending September 30, 2006 is filed with the SEC, they intend to move rapidly to finalize such agreements and close the transaction.

Periods Ended September 30, 2006 and 2005

Our revenues for the period ended September 30, 2006 of $105,156 decreased 35.02% from our revenues of $161,825 for the period ended September 30, 2005 due to a decrease in business.

During these periods, our costs and expenses were as follows:

                             September 30, 2006           September 30, 2005

Construction costs                    79,773                  188,336
Operating costs and expenses          97,952                   59,149

Our construction costs for the period ended September 30, 2006 decreased 57.64% from our construction costs for the period ended September 30, 2005 due to our business declining. Our operating costs and expenses for the period ended September 30, 2006 increased 65.60% from our operating costs and expenses for the period ended September 30, 2005 due to an increase of legal and accounting expenses. Accordingly, our net loss for the period ended September 30, 2006 compared to our net loss for the period ended September 30, 2005 decreased from ($85,660) to ($72,569).

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

Long-term debt consists of:
During 2004, two members loaned the Company aggregate amounts of $60,050. These unformalized loans bear interest at seven percent and require payments of principal and interest aggregating $1,192 a month through February 2009. The balances of these loans as of September 30, 2006 are as follows:

                                            2006              2005

Balance due                                 31,551              43,194
Less amounts currently due                  12,492              11,647
                                            --------------------------
                                            19,059              31,547

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

                                              Industrial Electric Services, Inc.

Date: October 20, 2006                        __/s/ Edward Lynch
                                              Edward Lynch
                                              Chief Executive Officer and Chief
                                              Financial Officer