Form 10KSB
period 2006-12-31
INDUSTRIAL ELECTRIC SERVICES INC
filed 2007-02-16
CIK 1337826

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For Fiscal Year Ended: December 31, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(g) of the Act: Common stock
                                                      Preferred stock

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
Principal Accounting      Edward Lynch

      State issuer's revenues for its most recent fiscal year: $105,156

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 31, 2007: No trading had occurred

      Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_| Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,350,000 as of January 31, 2007

                       DOCUMENTS INCORPORATED BY REFERENCE

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

      No documents are incorporated by reference into this Annual Report on Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

TABLE OF CONTENTS

Part I ....................................................................    4
Item 1. Description of Business ...........................................    4
Item 2. Description of Property ...........................................    5
Item 3. Legal Proceedings .................................................    5
Item 4. Submission of Matters to a Vote of Security Holders ...............    5
PART II ...................................................................    5
Item 5. Market for Common Equity and Related Stockholder Matters ..........    5
Item 6. Management's Discussion and Analysis or Plan of Operation .........    6
Item 7. Financial Statements ..............................................    9
Contents ..................................................................   10
Item 8. Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure ..................................................    9
ITEM 8A. Controls and Procedures ..........................................    9
PART III ..................................................................   10
Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act .........................   10
Item 10. Executive Compensation ...........................................   11
Item 11. Security Ownership of Certain Beneficial Owners and Management ...   12
Item 12. Certain Relationships and Related Transactions ...................   13
Item 13. Exhibits and Reports on Form 8-K .................................   14
Item 14. Audit Fees .......................................................   14

Part I

Item 1. Description of Business.

Industrial Electric Services, Inc. is a Florida corporation formed on August 5, 2005 to acquire all the interests of Industrial Electric Services, LLC, a Kentucky limited liability company formed on December 12, 2003. Industrial Electric Services, LLC is now our wholly-owned subsidiary.

Industrial Electric Services, Inc ("IES") provided industrial electric services that installed and relocated manufacturing machines, and provided electric services for new and retrofit buildings and electric power utility companies, through April 2006. At that time the company ceased it's operations and became a shell company.

During the second quarter of 2006 it became clear to management that their initial business plan could not be implemented as desired. IES had lost its higher margin clients and was being forced to bid on more competitive, lower margin business, which resulted in losses. Management decided to go their separate ways, winding up the business of the company. As of April 1, 2006, IES, Edward Lynch and Keith Yates entered into an agreement which provided:

Transfer of Assets, Payoff of Related Debt and Release From
Non-solicitation/Non-Compete Agreement.

IES transfers to Yates the following assets ("Assets"):

            o The name "Industrial Electric Services" for use in Kentucky only.

            o     All tangible assets with a cost of $46,038.

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

In order to preserve and protect stockholder value in the company, Mr. Lynch has recently been involved in discussions about selling his controlling interest to third parties who would then attempt to locate a business to acquire. Various parties with whom Mr. Lynch had been discussing this matter had indicated at various times in the latter part of 2006 that they were prepared to close on such a transaction but, despite repeated assurances, failed to provide consideration for the purchase of Mr. Lynch's shares. However, on February 8, 2007, a Stock Purchase Agreement was entered into by and among Edward Lynch; Xia Wu and us pursuant to which upon Closing Mr. Lynch will sell to Xia Wu 15,000,000 shares of the Company's common stock, no par value, representing his entire ownership of our issued and outstanding shares of the Common Stock. The Agreement contains various conditions to closing, including the Company's filing of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The agreement provides for a change of control in that that upon closing existing management and directors will resign and new management and directors will be elected.

Item 2. Description of Property.

We currently utilize office space provided by our president at no cost, located at 289 Blue Sky Parkway, Lexington KY 40509. We expect this relationship to continue until there is a change in control. We record rental expenses on a month by month basis for this property on our financial statements. Rental expense was $900 for 2006 and 3,600 for 2005.

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

Holders

As of the date of this annual report, we had approximately 34 shareholders of record of our common stock.

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

            o     All tangible assets with a cost of $46,038.

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

In order to preserve and protect stockholder value in the company, Mr. Lynch has recently been involved in discussions about selling his controlling interest to third parties who would then attempt to locate a business to acquire. Various parties with whom Mr. Lynch had been discussing this matter had indicated at various times in the latter part of 2006 that they were prepared to close on such a transaction but, despite repeated assurances, failed to provide consideration for the purchase of Mr. Lynch's shares. However, on February 8, 2007, a Stock Purchase Agreement was entered into by and among Edward Lynch; Xia Wu and us pursuant to which upon Closing Mr. Lynch will sell to Xia Wu 15,000,000 shares of the Company's common stock, no par value, representing his entire ownership of our issued and outstanding shares of the Common Stock. The Agreement contains various conditions to closing, including the Company's filing of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The agreement provides for a change of control in that that upon closing existing management and directors will resign and new management and directors will be elected.

Years Ended December 31, 2006 and 2005

Our revenues for the fiscal years ended December 31, 2006 of $105,156 decreased 68% from our revenues of $329,451 for the period ended December 31, 2005 due to winding up the business of the company.

During these periods, our costs and expenses were as follows:

                                         December 31, 2006    December 31, 2005

Construction costs                              79,773              335,682
Operating costs and expenses                   102,681              135,494
Interest expense                                 5,482                7,572

Our construction costs for the year ended December 31, 2006 decreased 76% from our construction costs for the year ended December 31, 2005 due to winding up the business of the company.

Our operating costs and expenses for the year ended December 31, 2006 decreased by 24% from our operating costs and expenses for the year ended December 31, 2005 due to winding up the business of the company while still incurring accounting and legal fees.

Our interest expense for the year ended December 31, 2006 decreased 28% from our interest expense for the year ended December 31, 2005 due to winding up the business of the company.

Accordingly, our net loss for the year ended December 31, 2006 compared to our net loss for the year ended December 31, 2005 decreased from ($149,297) to ($82,780).

Liquidity and Capital Resources

During the year ended December 31, 2006, the Company incurred a loss of $82,780, had negative working capital of $77,855 and has used cash from operations of $69,612. In addition, the company has ceased its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. Management has ceased operations and plans to merge with an operating company. The financial statements do not include any adjustments related to the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence

International Machinery Movers, Inc. ("IMM") and its officer and director had agreed to advance us all funds necessary to file and complete our SB-2 registration statement and meet our on-going SEC reporting requirements. The debt was pursuant to an oral agreement, bears no interest and is due upon demand. In exchange, we granted IMM the right to exchange its debt for non voting convertible preferred stock for no additional consideration at IMM's option from a date no earlier than January 31, 2006 for a period of three years thereafter. The number of shares of preferred stock that can be acquired upon conversion of the debt and the number of shares of common stock that can be acquired upon conversion of the preferred stock shall be as mutually agreed. Under our original agreement concerning this advance, if the shares of common stock owned by our then principal shareholders, Mr. Lynch and Mr. Yates, were sold by the then principal shareholders in a transaction resulting in a change of control, the preferred stock must be redeemed for a mutually agreed price per share that is a multiple of the price per share of the common stock sold by the principal shareholders as determined when their common stock selling price is fixed. IMM had the option at that time to convert some of its shares of preferred stock into common stock rather than having them redeemed. This advance was fully converted and fully satisfied by the issuance of 50,000 shares of common stock at September 6, 2006, when IMM as holder of accounts payable and convertible debt due to them in the amount of $107,641, converted those debts into 50,000 shares of preferred stock. The preferred shares were immediately converted into 50,000 shares of common stock.

Subsequent to the full satisfaction and conversion described above, in October, 2006, IMM entered into a new agreement to advance us additional funds on a non-convertible basis as reflected in a written note. This non-convertible note and advance did not relate back to the initial fully converted convertible advance described above. At December 31, 2006, this new, unrelated, non-convertible advance under this new note covered loans payable to stockholder of $31,669, a payoff of our line of credit totaling $36,921, and the related interest and professional expenses in the amount of $9,665. The note bears no interest and is due upon demand. This note was assigned by IMM to a non-related entity, subsequent to year end.

Item 7. Financial Statements.

                        Consolidated Financial Statements

                Industrial Electric Services, Inc. and Subsidiary

                     Years Ended December 31, 2006 and 2005

             Report of Independent Registered Public Accounting Firm

                Industrial Electric Services, Inc. and Subsidiary

                        Consolidated Financial Statements

                     Years Ended December 31, 2006 and 2005

Contents

Report of Independent Registered Public Accounting Firm ...................    1

Consolidated Financial Statements:

    Consolidated Balance Sheet ............................................    2
    Consolidated Statements of Operations .................................    3
    Consolidated Statements of Changes in Stockholders' Equity (Deficit) ..    4
    Consolidated Statements of Cash Flows .................................    5
    Notes to Consolidated Financial Statements ............................ 6-10

                         [PENDER NEWKIRK & COMPANY LOGO]
================================================================================

Report of Independent Registered Public Accounting Firm

Board of Directors
Industrial Electric Services, Inc. and Subsidiary
Lexington, Kentucky

We have audited the accompanying balance sheet of Industrial Electric Services, Inc. and Subsidiary as of December 31, 2006 and the related statements of operations, changes in members' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the management of Industrial Electric Services, Inc. and Subsidiary. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Electric Services, Inc. and Subsidiary as of December 31, 2006 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $82,780 for the year ended December 31, 2006 and a net loss of $149,297 for the year ended December 31, 2005. As of December 31, 2006, the Company had $77,855 of negative working capital and $400 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
February 5, 2007

                    [LETTERHEAD OF PENDER NEWKIRK & COMPANY]

                Industrial Electric Services, Inc. and Subsidiary

                           Consolidated Balance Sheet

                                December 31, 2006

Assets
Current assets:
    Cash                                                              $     400
                                                                      ---------

Total assets                                                          $     400
                                                                      =========

Liabilities and Stockholders' Deficit
Current liabilities:
    IMM debt                                                          $  78,255
                                                                      ---------
Total liabilities                                                        78,255
                                                                      ---------

Stockholders' deficit:
    Preferred stock; no par value; 20,000,000 shares authorized none issued or outstanding
    Common stock; no par value; 1,000,000,000 shares authorized;
        15,350,000 issued and outstanding                               142,641
    Contributed capital                                                   8,100
    Accumulated deficit                                                (228,596)
                                                                      ---------
 Total stockholders' deficit                                            (77,855)
                                                                      ---------
                                                                      $     400
                                                                      =========

The accompanying notes are an integral part of the consolidated financial
statements.                                                                    2

                Industrial Electric Services, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                            Year Ended
                                                           December 31,
                                                  -----------------------------

                                                      2006             2005
                                                  -----------------------------

Revenues:
    Construction contracts                        $    102,133     $    329,451
    Other income                                         3,023
                                                  -----------------------------
                                                  $    105,156          329,451
                                                  -----------------------------

Costs and expenses:
    Construction costs                                  79,773          335,682
    Operating costs and expenses                       102,681          135,494
    Interest expense                                     5,482            7,572
                                                  -----------------------------
                                                       187,936          478,748
                                                  -----------------------------

Net loss                                          $    (82,780)    $   (149,297)
                                                  =============================

Net loss per common share                         $      (0.01)    $      (0.01)
                                                  =============================

Weighted average number of common shares            15,315,890       15,121,644
                                                  =============================

The accompanying notes are an integral part of the consolidated financial
statements.                                                                    3

                Industrial Electric Services, Inc. and Subsidiary

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                     Years Ended December 31, 2006 and 2005

                                                                                   Retained
                                                                                   Earnings
                                    Common                       Contributed     (Accumulated
                                    Stock            Amount        Capital         Deficit)          Total
                                  ---------------------------------------------------------------------------
Balance, January 1,
    2005                          15,000,000      $    5,000      $    3,600      $    3,481       $   12,081

Value of operating costs and
    expenses contributed
    by stockholder                                                     3,600                            3,600

Issuance of common stock             300,000          30,000                                           30,000

Net loss                                                                            (149,297)        (149,297)
                                  ---------------------------------------------------------------------------

Balance, December 31,
    2005                          15,300,000          35,000           7,200        (145,816)        (103,616)

Value of operating costs and
    expenses contributed
    by stockholder                                                       900                              900

Issuance of common stock              50,000         107,641                                          107,641

Net loss                                                                             (82,780)         (82,780)
                                  ---------------------------------------------------------------------------

Balance, December 31,
    2006                          15,350,000      $  142,641      $    8,100      $ (228,596)      $  (77,855)
                                  ===========================================================================

The accompanying notes are an integral part of the consolidated financial
statements.                                                                    4

                Industrial Electric Services, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                     Years Ended
                                                                                     December 31,
                                                                                 2006            2005
                                                                              --------------------------
Operating activities
    Net loss                                                                  $ (82,780)      $(149,297)
                                                                              --------------------------
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Gain on sale of property and equipment                                (3,023)
           Operating costs and expenses contributed by stockholder                  900           3,600
           Depreciation                                                           2,036          11,407
           Provision for bad debts                                                5,162
           Decrease (increase) accounts receivable                               76,245         (55,995)
           Decrease in costs and estimated earning in excess
               of billings                                                                       25,467
           Decrease other current assets                                            409          31,951
           (Decrease) Increase  accounts payable and accrued liabilities        (57,314)         54,047
           (Decrease) Increase  in billings in excess of costs and
               estimated earnings                                               (11,247)         11,247
           Decrease provision for loss on uncompleted contract                                   (4,383)
                                                                              --------------------------
    Total adjustments                                                            13,168          77,341
                                                                              --------------------------
    Net cash used by operating activities                                       (69,612)        (71,956)
                                                                              --------------------------
Investing activities
    Collection of related party advances                                         41,942
    Purchases of property and equipment                                                          (7,418)
                                                                              --------------------------
    Net cash provided (used) by investing activities                             41,942          (7,418)
                                                                              --------------------------
Financing activities
    Proceeds from issuance of common stock                                                       30,000
    Payments on loans payable, stockholders                                     (40,358)        (11,052)
    Payments on long-term debt                                                     (219)         (5,935)
    Related party advances                                                                      (36,942)
    Proceeds from convertible debt                                               26,221          51,292
    Proceeds from note payable                                                   78,255
    Net borrowings (repayments) on line of credit                               (43,000)         28,000
                                                                              --------------------------
    Net cash provided by financing activities                                    20,899          55,363
                                                                              --------------------------
Net increase (decrease) in cash and cash equivalents                             (6,771)        (24,011)
Cash at beginning of year                                                         7,171          31,182
                                                                              --------------------------
Cash at end of year                                                           $     400       $   7,171
                                                                              ==========================
Supplemental disclosures of cash flow information
    and noncash financing activities:
        Cash paid for interest                                                $   5,482       $  10,681
                                                                              ==========================

      During the year ended December 31, 2006 property and equipment of $17,718 was transferred to a related party for the assumption of long term debt of $20,740, resulting in a gain of $3,023

      During the year ended December 31, 2006 accounts payable and convertible debt totaling $107,641 was exchanged for 50,000 shares of preferred stock. The preferred shares were immediately converted into common stock.

      During the year ended December 31, 2005, the Company exchanged 15,000,000 shares of its common stock for all of the member units of Industrial Electric Services, Inc. and Subsidiary, the Company's wholly owned subsidiary

The accompanying notes are an integral part of the consolidated financial
statements.                                                                    5

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2006 and 2005

1.    Background Information and Going Concern

Industrial Electric Services, Inc. is a Florida corporation incorporated on August 5, 2005 to acquire the membership interest of Industrial Electric Services, LLC.

Industrial  Electric  Services,  LLC, a wholly owned  subsidiary  of  Industrial
Electric Services, Inc., was formed as a limited liability corporation in Kentucky on December 12, 2003. It provided industrial electric services that installed and relocated manufacturing machines, and provided electric services for new and retrofit buildings and electric power utility companies, through April 2006. At that time the company ceased it's operations and became a shell company. The corporate headquarters are located in Lexington, Kentucky.

During the year ended December 31, 2005, Industrial Electrical Services, Inc. exchanged 15,000,000 shares of common stock for all of the member units of Industrial Electric Services, LLC. The related disclosures and per share amounts have been adjusted as though this transaction occurred upon inception of Industrial Electric Services, LLC.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the year ended December 31, 2006, the Company incurred a loss of $82,780, had negative working capital of $77,855 and has used cash from operations of $69,612. In addition, the company has ceased its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern. Management has ceased operations and plans to merge with an operating company. The financial statements do not include any adjustments related to the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2006 and 2005

2.    Significant Accounting Policies (continued)

      Revenue from construction services and contracts is reported under the percentage-of-completion method for consolidated financial statement purposes. The estimated revenue for each contract reflected in the accompanying consolidated financial statements represents that percentage of estimated total revenue that costs incurred to date bear to estimated total costs, based on the Company's current estimates. With respect to contracts that extend over one or more accounting periods, revisions in costs and revenue estimates during the course of the work are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.

      Construction costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred.

      The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company's operations resulted in a deferred tax asset at December 31, 2006 and 2005. Management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

      Until August 2005, the Company, with the consent of the members, elected to have its income taxed under the provisions of the Internal Revenue Code applicable to partnerships. These provisions provide that, in lieu of corporation income tax, the members are taxed on the corporation's income personally. This had no impact on the 2005 statement of operation.

      Basic earnings per share ("EPS") are calculated based upon the weighted average number of shares outstanding during the period. There was no dilutive effect to EPS, since there are no common stock equivalents outstanding, such as common stock options and warrants.

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2006 and 2005

3.    Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB No. 140" (SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its consolidated operations.

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2006 and 2005

3.    Recently Issued Accounting Pronouncements (continued)

In  September  2006,  the  Securities  and  Exchange   Commission  issued  Staff
Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements." SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for out 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements. The adoption of SAB No. 108 is not expected to have a material impact on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007 and cannot reasonably estimate the impact of this interpretation at this time.

4.    Related Party Transactions

Related party advances are non-interest bearing, due on demand, and unsecured. Related party advances totaling $41,750 were advanced during 2005 and repaid during 2006.

During 2006 and 2005, the Company utilized office space and office amenities of a related entity. The Company recorded $900 and $3,600, respectively, as rent expense through a contribution of capital.

During the year ended December 31, 2006 property and equipment with net value of $17,718 was transferred to a related party, former shareholder, for the assumption of long term debt of $20,740, resulting in a gain of $3,023

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2006 and 2005

4.    Related Party Transactions (continued)

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

5.    IMM Debt

International Machinery Movers, Inc. ("IMM") and its officer and director had agreed to advance us all funds necessary to file and complete our SB-2 registration statement and meet our on-going SEC reporting requirements. The debt was pursuant to an oral agreement, bears no interest and is due upon demand. In exchange, we granted IMM the right to exchange its debt for non voting convertible preferred stock for no additional consideration at IMM's option from a date no earlier than January 31, 2006 for a period of three years thereafter. The number of shares of preferred stock that can be acquired upon conversion of the debt and the number of shares of common stock that can be acquired upon conversion of the preferred stock shall be as mutually agreed upon at date of conversion. Under our original agreement concerning this advance, if the shares of common stock owned by our then principal shareholders, Mr. Lynch and Mr. Yates, were sold by the then principal shareholders in a transaction resulting in a change of control, the preferred stock must be redeemed for a mutually agreed price per share that is a multiple of the price per share of the common stock sold by the principal shareholders as determined when their common stock selling price is fixed. IMM had the option at that time to convert some of its shares of preferred stock into common stock rather than having them redeemed. This advance was fully converted and fully satisfied by the issuance of 50,000 shares of common stock at September 6, 2006, when IMM as holder of accounts payable and convertible debt due to them in the amount of $107,641, converted those debts into 50,000 shares of preferred stock. The preferred shares were immediately converted into 50,000 shares of common stock.

Subsequent to the full satisfaction and conversion described above, in October, 2006, IMM entered into a new agreement to advance us additional funds on a non-convertible basis as reflected in a written note. This non-convertible note and advance did not relate back to the initial fully converted convertible advance described above. At December 31, 2006, this new, unrelated, non-convertible advance under this new note covered loans payable to stockholder of $31,669, a payoff of our line of credit totaling $36,921, and the related interest and professional expenses in the amount of $9,665. The note bears no interest and is due upon demand. This note was assigned by IMM to a non-related entity, subsequent to year end.

6.    Income Taxes

The Company has incurred operating losses for income tax purposes since it became a C corporation for income tax purposes in August 2005. The amount of unused tax losses available to carry forward and apply against taxable income in future years is approximately $117,000. The loss carry forward expires in 2026. The deferred tax asset for the unused operating loss is $44,000. Management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

7.    Retirement Plan

The Company's operations are conducted under multi-employer contracts with various collective bargaining organizations. Under the provisions of the contracts, the signatory companies, including the Company, are required to contribute an amount per hour worked to trusts for various union pension plans. The Company's obligations are limited to the hourly defined contribution. Pension expense under these plans was approximately $5,299 and $15,914 for 2006 and 2005, respectively.

                Industrial Electric Services, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                     Years Ended December 31, 2006 and 2005

8.    Customer Concentrations

For the year ended December 31, 2006 revenue earned from two customers amounted to 76 percent of total construction revenue. For the year ended December 31, 2005 revenue earned from one customer amounted to 49 percent of total construction revenue.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

ITEM 8A. CONTROLS AND PROCEDURES

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

PART II - ITEM 8B. OTHER INFORMATION

None--Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

--------------------------------------------------------------------------------
     Name                      Age             Position
     ----                      ---             --------
--------------------------------------------------------------------------------
Edward Lynch                   55              CEO, president and director
--------------------------------------------------------------------------------

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

Our bylaws provide that the board of directors shall consist of a minimum of one member until changed by amendment to the applicable section of the bylaws, adopted by the majority of the voting power of the corporation. There is currently only one director.

Family Relationships

There are no family relationships among our officer, director, or persons nominated for or anticipated to assume such positions.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following, except as set forth below:

      o Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, except as follows: Industrial Machinery Services, LLC dba
            International Machinery Services (IMS) in which Edward Lynch is managing member and 66 2/3% owner filed a Chapter 11 bankruptcy with the United States Bankruptcy Court Eastern District of Kentucky on November 9, 2006. The case number is 06-51496. IMS is preparing a plan of reorganization. It is due to the creditors and Bankruptcy Court on or about May 9, 2007.

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

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. In January 2006 when Mr. Lynch became subject to these requirements due to our filing of a Form 8-A, Mr. Lynch filed such reports as required.

Item 10. Executive Compensation.

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2006 and 2005 by our CEO.

                                                                    Annual Compensation
                                                  --------------------------------------------------------------
Name & Principal Position             Year        Salary ($)         Bonus ($)       Restricted Stock Awards (2)
----------------------------------------------------------------------------------------------------------------
Edward Lynch                          2005            0                  0                        0
CEO, President, and Director          2006            0                  0                        0

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

We have no employment agreements with Mr. Lynch.

Board Compensation

Members of our Board of Directors do not receive compensation for their services as Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of the date of this annual report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. Various parties with whom Mr. Lynch had been discussing this matter had indicated at various times in the latter part of 2006 that they were prepared to close on such a transaction but, despite repeated assurances, failed to provide consideration for the purchase of Mr. Lynch's shares. However, on February 8, 2007, a Stock Purchase Agreement was entered into by and among Edward Lynch; Xia Wu and us pursuant to which upon Closing Mr. Lynch will sell to Xia Wu 15,000,000 shares of the Company's common stock, no par value, representing his entire ownership of our issued and outstanding shares of the Common Stock as set forth in the table below. The Agreement contains various conditions to closing, including the Company's filing of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The agreement provides for a change of control in that that upon closing existing management and directors will resign and new management and directors will be elected.

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

--------------------------------------------------------------------------------
Shareholders                          # of Shares          Percentage
--------------------------------------------------------------------------------
Edward Lynch                          15,000,000           98
--------------------------------------------------------------------------------
All directors and named executive     15,000,000           98
officers as a group [1 person]
--------------------------------------------------------------------------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 15,350,000 shares of common stock outstanding as of December 31, 2006.

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

Edward Lynch loaned $36,030 in 2004. Keith Yates loaned $24,020 in 2004.

                                                        2006              2005
                                                      -------            -------
Balance due                                           $     0            $40,359
Less amounts currently due                                  0             11,852
                                                      -------            -------
                                                      $     0            $28,507
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

During 2006 and 2005, we utilized office space and office amenities of International Machinery Services which is owned by Edward Lynch and an unrelated person. We recorded $900 and $3,600, respectively, as rent expense through a contribution of capital.

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

      10.1  IMM October 2006 Note

      10.2  Assignment of IMM October 2006 Note

      31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Edward Lynch

      32.1  Section 1350 Certification, Edward Lynch

Item 14. Audit Fees

      Audit Fees
      ----------

For fiscal year end 12/31/05:  $31,221
For fiscal year end 12/31/06: $53,128

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

Title                         Name               Date                Signature
-----                         ----               ----                ---------

Principal Executive
Officer                   Edward Lynch     FEBRUARY 16, 2007    /s/ Edward Lynch

Principal Accounting      Edward Lynch     FEBRUARY 16, 2007    /s/ Edward Lynch
Officer

Principal Financial
Officer                   Edward Lynch     FEBRUARY 16, 2007    /s/ Edward Lynch

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE                     NAME             TITLE                 DATE
---------                     ----             -----                 ----

/s/ Edward Lynch          Edward Lynch       Director          FEBRUARY 16, 2007