Form 10QSB
period 2007-03-31
INDUSTRIAL ELECTRIC SERVICES INC
filed 2007-05-15
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

                        Commission file number 333-129355

                        CHINA ORGANIC ARGRICULTURE, INC.
           (Exact name of small business as specified in its charter)

            Florida                                        350571
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

            Jilin Province Songyuan City ErMaPao Green Rice Limited,
                East Ping Feng Xiang Zheng Fu, Qian Guo District,
                   Songyuan City, Jilin Province, P.R. China
            --------------------------------------------------------
                    (Address of principal executive offices)

                                    561-3604
                (Issuer's telephone number, including area code)

                       Industrial Electric Services, Inc.
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,548,776 shares of Common Stock, $.001 per share, as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          GALES INDUSTRIES INCORPORATED
                                      INDEX

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements ...............................  2

        Balance Sheet as of March 31, 2007 (unaudited)
        and December 31, 2006 ...........................................  2

        Consolidated Statement of Income for the three month period ended March 31, 2007 (unaudited) and March 31, 2006
        (unaudited) .....................................................  3

        Statements of Cash Flow for the three month period
        ended March 31, 2007 (unaudited) and
        March 31, 2006 (unaudited) ......................................  4

        Consolidated Statement of Stockholders' Equity for the three month period ended March 31, 2007 (unaudited) ...................  2

        Notes to Condensed Consolidated Financial Statements ............  5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................  10

Item 3. Controls and Procedures .........................................  21

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .............  22

Item 5. Other Information ...............................................

Item 6. Exhibits and Reports on Form 8-K ................................  23

        Signatures ......................................................  23

MORGENSTERN, SVOBODA, & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have reviewed the accompanying consolidated balance sheets of China Organic Agriculture, Inc. (formerly Industrial Electric Services, Inc.) as of March 31, 2007 and the consolidated statements of operations for the three months ended March 31, 2007 & 2006 and consolidated statements of cash flows and shareholders equity for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of China Organic Agriculture, Inc. as of December 31, 2006 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated February 23, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
April 27, 2007

                         CHINA ORGANIC AGRICULTURE, INC.
                  (formerly Industrial Electric Services, Inc.)
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2007 AND DECEMBER 31, 2006

                                   ASSETS                                           3/3/1/2007     12/31/2006
                                                                                    ----------     ----------
Current Assets
Cash and cash equivalents                                                          $    96,969    $   316,461
Accounts receivable, net                                                             1,733,518        801,719
Inventory                                                                              979,379        436,395
Other receivables and prepaid                                                           13,264          3,284
                                                                                   -----------    -----------
Total Current Assets                                                                 2,823,130      1,557,859

Property & equipment, net                                                              706,138        721,728

Other assets

Intangibles, net                                                                     3,409,644      3,444,220
                                                                                   -----------    -----------
Total Assets                                                                       $ 6,938,912    $ 5,723,807
                                                                                   ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                              $   578,340    $ 1,148,473
Taxes payable                                                                           47,902         51,649
                                                                                   -----------    -----------
Total Current Liabilities                                                              626,242      1,200,122
                                                                                   -----------    -----------
Stockholders' Equity

Common stock,  par value, "none"                                                     3,931,976      3,862,976
1,000,000,000 shares authorized
51,548,776 and 42,798,776 issued and outstanding
Statutory reserves                                                                     824,168        824,168
Other comprehensive income                                                              64,627         65,137
Retained earnings                                                                    1,491,899       (228,596)
                                                                                   ===========    ===========
Total Stockholders' Equity                                                           6,312,670      4,523,685
                                                                                   ===========    ===========
Total Liabilities and Stockholders' Equity                                         $ 6,938,912    $ 5,723,807
                                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                  (formerly Industrial Electric Services, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDING MARCH 31, 2007 AND 2006

                                                        2007            2006
                                                        ----            ----
Sales, net                                          $ 4,116,721     $ 3,176,655

Cost of sales                                         2,310,092       1,826,398
                                                    -----------     -----------
Gross profit                                          1,806,629       1,350,257

Selling, general and administrative expenses             87,546          78,261
                                                    -----------     -----------
Income from operations                                1,719,083       1,271,996
                                                    -----------     -----------
Other (Income) Expense
Interest income                                          (1,412)         (1,552)
                                                    -----------     -----------
Income before income taxes                            1,720,495       1,273,548

Provision for income taxes                                   --              --
                                                    -----------     -----------
Net income                                          $ 1,720,495     $ 1,273,548
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                             financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                  (formerly Industrial Electric Services, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                                    2007            2006
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 1,720,495     $ 1,273,548
Adjustments to reconcile net income to net cash
provided by operating activities:
Payment of debt with share issuance                                                  69,000
Depreciation and amortization                                                        50,166          46,972
(Increase) / decrease in assets:
Accounts receivables                                                               (931,799)     (1,015,877)
Inventory                                                                          (542,984)       (128,266)
Other current assets                                                                 (9,980)           (170)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                                              (570,133)       (417,395)
Taxes payable                                                                        (3,747)       (127,617)
                                                                                -----------     -----------
Net cash provided by operating activities                                          (218,982)       (368,805)
                                                                                ===========     ===========
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                                         --         (32,490)
                                                                                -----------     -----------
Net cash provided by Investing activities                                                --         (32,490)
                                                                                ===========     ===========
Effect of exchange rate changes on cash and cash equivalents                           (510)          5,297

Net change in cash and cash equivalents                                            (219,492)       (406,592)
Cash and cash equivalents, beginning balance                                        316,461         626,578
                                                                                -----------     -----------
Cash and cash equivalents, ending balance                                       $    96,969     $   219,986
                                                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments                                                             $     3,747     $   127,617
                                                                                ===========     ===========
Interest payments                                                               $        --     $        --
                                                                                ===========     ===========

              The accompanying notes are an integral part of these
                             financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                  (formerly Industrial Electric Services, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                                                                            Other                   Total

                                                        Common Stock     Statutory      Comprehensive           Stockholders'
                                                            Amount        Reserves          Income             Equity/Deficit
                                                            ------        --------          ------             --------------
Balance January 1, 2007                                  $ 3,862,976     $   824,168     $    65,137    $  (228,596)    $ 4,523,685

Foreign currency translation adjustments                                                                       (510)           (510)

Payment of Debt with Share Issuance                           69,000                                                         69,000

Net income for the period ended 3/31/2007                                                                 1,720,495       1,720,495

Balance March 31, 2007                                     3,931,976         824,168           64627      1,491,899       6,312,670
                                                         ===========     ===========     ===========    ===========     ===========

              The accompanying notes are an integral part of these
                             financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. (CAOI) (formerly Industrial Electric Services, Inc.) (IESI) was incorporated on August 5, 2005, in the state of Florida. The company has two wholly owned subsidiaries. China Organic Agriculture, Ltd.
(CAOL), was incorporated on August 10, 2006 under the laws of the British Virgin Islands and Jilin Songyuan City ErMaPao Green Rice Ltd (ErMaPao), was established in 2002 under the laws of The Peoples' Republic of China. (COAL) owns 100% of ErMaPao. The Company is engaged in the business of rice production and processing.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

On March 15, (CAOI), formerly (IESI), through a reverse merger, issued 27,448,776 shares of stock in consideration for all the outstanding shares of
(COAL). The accompanying financial statements present the pro-forma historical financial condition, results of operations and cash flows of the operating company prior to the merger.

Translation Adjustment

As of March 31, 2007 and 2006, the accounts of China Organic Agriculture, Inc., were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars
(USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Advertising Costs

The company Expenses advertising Costs as incurred, for the three months ending March 31, 2007 advertising costs were $5,122.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There are no doubtful accounts as of March 31, 2007 and December 31, 2006.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of March 31, 2007 and December 31, 2006 inventory consisted of finished goods valued at $96,730 and $45,645 respectively. Raw material inventories as of March 31, 2007 and December 31, 2006 are valued at $882,649 and $390,750, respectively.

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

         Machinery & Equipment                  5-10 years
         Real Property                          20   years
         Transportation equipment               5    years

As of March 31, 2007 and December 31, 2006 Property, Plant & Equipment consist of the following:

                                                  3/3/12007      12/31/2006
                                                  ---------      ----------
         Machinery & Equipment                    $ 240,203       240,203
         Real Property                              579,988       579,988
         Transportation Equipment                    48,575        48,575
                                                  ---------       -------
                                                    868,766       868,766
         Accumulated depreciation                  (162,628)     (147,038)
                                                  ---------       -------
                                                  $ 706,138       721,728
                                                  =========       =======

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. In October 2005 the company purchased land rights which expire in 2032.

The components of finite-lived intangible assets are as follows:

March 31, 2007       $ 3,613,293
                     ===========

The estimated future amortization expense related to intangible asset as of March 31, 2007 is as follows:

                  2007          $  102,311
                  2008             136,887
                  2009             136,887
                  2010             136,887
                  2011             136,887
               Thereafter       $2,759,785

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2007 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Recent accounting pronouncements (con't)

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities<168>. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Recent accounting pronouncements (con't)

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

      a.    A brief description of the provisions of this Statement

      b.    The date that adoption is required

      c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

Note 3 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 4 - INCOME TAXES

The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax. The Company received a notice of exemption from income taxes.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 5 - COMMITTMENTS

The Company leases facilities and equipment under operating leases that have expired, and continue on a month to month basis. Rental expenses were $4,648 for the three months ended March 31, 2007. The Company has no future minimum obligations as of March 31, 2007.

Note 6 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public affair fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public affair fund reserve was limited to 50 percent of the registered capital. Effect January 1, 2006 there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2007 and December 31, 2006, the Company had allocated $824,168 to these non-distributable reserve funds.

Note 7 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity at December 31, 2006 and December 31, 2005 are as follows:

                                      Foreign Currency        Accumulated Other
                                   Translation Adjustment   Comprehensive Income

Balance at December 31, 2006           $     65,137           $        65,137
Change for 2006                                (510)                     (510)

Balance at December 31, 2006           $     64,627           $        64,627

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 9 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 10 - MAJOR CUSTOMERS AND CREDIT RISK

The Company had no customers who accounted for more than 10% of revenues during the three ended March 31, 2007 and 2006. No customers accounted for more than 10% of the company's accounts receivable at March 31, 2007 or December 31, 2006.

Item 2. Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-QSB.

OVERVIEW

On March 19, 2007, the Company (then knows as Industrial Electric Services, Inc. "INEL") entered into an Agreement and Plan of Merger (the "Merger Agreement") with China Organic Agriculture Limited ("COA"), a Florida corporation, and the shareholders of COA. Under the terms of the agreement COA is the surviving company. COA, through a wholly-owned subsidiary, owns all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is an operating company organized under the laws of China engaged in the business of rice production.

The reorganization of the Company was treated as a reverse merger and the financial statements of the Company present the historical financial condition, results of operations and cash flows of ErMaPao.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information stated as a percentage of net sales. All financial information is presented for the 3 months ending March 31, 2007 and the 3 months ending March 31, 2006.

                                       3/31/2007      Percentage       3/31/2006      Percentage
                                                     of Net Sales                    of Net Sales
                                       ---------     ------------      ---------     ------------
Sales, net                            $4,116,721                      $3,176,655

General and Administrative Expense        87,546              2%          78,261         2.5%
Income from Operations                $1,719,083           41.8%      $1,271,996        40.0%

Net sales Net sales for the three months ending March 31, 2007 ("First Quarter 2007") totaled $4,116,721 compared to $3,176,655 ("First Quarter 2006") for the three months ended March 31, 2006 ("First Quarter 2006"). This increase of approximately 30% was attributable to the Company's increased production as well an expansion of the Company's customer base.

Gross Profit Gross profit was $1,806,629 for the First Quarter 2007, an increase of $456,372 (34%) from gross profit of $1,350,257 in First Quarter 2006. Gross profit margin for the three months ending First Quarter 2007 was 43.9% compared to 42.54% for the three months ending First Quarter 2006. The increase in gross profit reflects the increase in this Company's sales. The increase in gross profit margin reflects the fact that the increase in company's sales as a percentage of sales exceeded the increase in cost of sales.

Operating Expense General and administrative expense for the First Quarter 2007 totaled $87,546 or approximately 2.1% of net sales, compared to $78,261 or approximately 2.5% of net sales for the First Quarter 2006.

Income from Operations Income from operations for the First Quarter 2007 was $1,719,083 or 41.8% of net Sales as compared to income from operations of $1,271,996 for the 2006 or 40.0% of net Sales. The increase in the Company's income from operations reflects the growth in the Company's business partially offset by the increase in cost of sales.

Net Income Net income was $1,720,495 or 41.79% of net sales for the First Quarter 2007, compared to $1,273,548 or 40.09% of net sales for the First Quarter 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $96,969 at March 31, 2007 and current assets totaled $2,823,130 at March 31, 2007. The Company's total current liabilities were $626,242 at March 31, 2007. Working capital at March 31, 2007 was $2,196,888. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2007. For the three months ending March 31, 2007, net cash provided by operating activities was $(218,982).

Capital expenditures

There were no capital expenditures during the three months ending March 31, 2007. We have no plans for material capital expenditures during the remainder of 2007.

Working Capital Requirements

Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

RISK FACTORS

                     Risks associated with our Common Stock

There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market. Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules" investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We do not intend to pay dividends on our common stock. The Company has no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

                    Risks related to doing business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses. The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China. As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors. In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate

Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-     We will be able to capitalize on economic reforms;

- The Chinese government will continue its pursuit of economic reform policies;

-     The economic policies, even if pursued, will be successful;

-     Economic policies will not be significantly altered from time to time; and

- Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions. Risk Factors Associated with Our Business

Declines or disruptions in the rice production industry generally could reduce our revenue. A large part of the Company's business is currently driven by the trends that occur in the production of rice in China. As the rice production is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce consumption and are likely to reduce the Company's revenues include the following: poor weather conditions; and natural disasters. The Company could be severely affected by risks and have little or no control over those risks.

We Depend on the Continued Services of Our Executive Officers and the Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business. The Company is highly dependent upon the services of its senior management team, particularly Jian Lin, the Chairman and President. The permanent loss for any of the key executives could have a material adverse effect upon the operating results.

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 5. Other Information

On May 4, 2007 we changed our name to "China Organic Agriculture, Inc." from "Industrial electric Services, Inc." The change in name was authorized by written consent, dated as of May 1, 2007, of our stockholders holding more than a majority of our issued and outstanding common stock pursuant to the 2006 Florida Statutes and our by-laws, and by the filing with the Secretary of State of the State of Florida of our Articles of Amendment to our Articles of Incorporation ("Articles of Amendment") on May 4, 2007. The Articles of Amendment are filed as Exhibit 3.1 to our current report on Form 8-K filed with the SEC on May 10, 2007.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.       Description of Exhibit
31.1              Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: May 14, 2007             China Organic Agriculture, INC.


                                By: /s/ Jian Lin
                                    --------------------------------------------
                                    Jian Lin
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Xianhua Hu
                                    --------------------------------------------
                                    Xianhua Hu
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.       Description of Exhibit

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).