Form 10QSB
period 2007-06-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2007-08-14
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

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

            Jilin Province Songyuan City ErMaPao Green Rice Limited,
                East Ping Feng Xiang Zheng Fu, Qian Guo District,
                   Songyuan City, Jilin Province, P.R. China
                   -----------------------------------------
                    (Address of principal executive offices)

                                  212-561-3604
                (Issuer's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,548,776 shares of Common Stock, no par value per share, as of August 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         CHINA ORGANIC AGRICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------

Item 1.    Consolidated Financial Statements ..........................     1

           Balance Sheet as of June 30, 2007 (unaudited)
           and December 31, 2006 ......................................     2

           Consolidated Statement of Income for the three month period ended June 30, 2007 (unaudited) and June 30, 2006
           (unaudited) ................................................     3

           Statements of Cash Flow for the three month period
           ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)    5

           Consolidated Statement of Stockholders' Equity for the three
           month period ended June 30, 2007 (unaudited) ...............     6

           Notes to Condensed Consolidated Financial Statements .......     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................    20

Item 3.    Controls and Procedures ....................................    30

                           PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities ....................    30
Item 4.    Submission of Matters to a Vote of Security Holders ........    31
Item 6.    Exhibits and Reports on Form 8-K ...........................    31

MORGENSTERN, SVOBODA, & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have reviewed the accompanying consolidated balance sheets of China Organic Agriculture, Inc. as of June 30, 2007 and the consolidated statements of operations for the three and six months then ended, and consolidated statements of cash flows and shareholders equity for the six months then ended. These financial statements are the responsibility of the Company's management.

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

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
July 27, 2007

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS                                                6/30/2007      12/31/2006
                                                      ---------      ----------
Current Assets
Cash and cash equivalents                            $   489,798    $   316,461
Accounts receivable, net                               1,790,679        801,719
Inventory                                              1,170,306        436,395

Other receivables and prepaids                            54,095          3,284
                                                     -----------    -----------
Total Current Assets                                   3,504,877      1,557,859

Property & equipment, net                                734,977        721,728
Other assets
Intangibles, net                                       3,375,237      3,444,220
                                                     -----------    -----------

Total Assets                                         $ 7,615,092    $ 5,723,807
                                                     ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                $   579,204    $ 1,148,473
Taxes payable                                                            51,649
                                                     -----------    -----------
Total Current Liabilities                                579,204      1,200,122
                                                     -----------    -----------
Stockholders' Equity

Common stock,  par value, "none"                       3,931,976      3,862,976
1,000,000,000 shares authorized
51,548,776 and 42,798,776 issued and outstanding
Statutory reserves                                       824,168        824,168
Other comprehensive income                               108,680         65,137
Retained earnings                                      2,171,064       (228,596)
                                                     -----------    -----------
Total Stockholders' Equity                             7,035,888      4,523,685
                                                     ===========    ===========
Total Liabilities and Stockholders' Equity           $ 7,615,092    $ 5,723,807
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDING JUNE 30, 2007 & JUNE 30, 2006

                                                     6/30/2007        6/30/2006
                                                     ---------        ---------

Sales, net                                          $ 6,433,982     $ 4,010,873

Cost of sales                                         3,850,663       2,332,558
                                                    -----------     -----------
Gross profit                                          2,583,319       1,678,315

Selling, general and administrative expenses            186,474         161,997
                                                    -----------     -----------
Income from operations                                2,396,845       1,516,318
                                                    -----------     -----------

Other (Income) Expense
Interest income                                          (2,815)         (1,557)
                                                    -----------     -----------
Income before income taxes                            2,399,660       1,517,875

Provision for income taxes                                   --              --
                                                    -----------     -----------
Net income                                          $ 2,399,660     $ 1,517,875
                                                    ===========     ===========

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING JUNE 30, 2007 & JUNE 30, 2006

                                                      6/30/2007       6/30/2006
                                                      ---------       ---------

Sales, net                                           $ 2,317,261     $   829,218

Cost of sales                                          1,540,571         503,411
                                                     -----------     -----------
Gross profit                                             776,690         325,807

Selling, general and administrative expenses              98,928          83,913
                                                     -----------     -----------
Income from operations                                   677,762         241,894
                                                     -----------     -----------

Other (Income) Expense
Interest income                                           (1,403)             --
                                                     -----------     -----------
Income before income taxes                               679,165         241,894

Provision for income taxes                                    --              --
                                                     -----------     -----------
Net income                                           $   679,165     $   241,894
                                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS  ENDED JUNE 30, 2007 AND JUNE 30, 2006

                                                                  6/30/2007      6/30/2006
                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 2,399,660     $ 1,517,874
Adjustments to reconcile net income to net cash
provided by operating activities:
Payment of debt with share issuance                                  69,000              --
Depreciation and amortization                                       101,129          96,706
(Increase) / decrease in assets:
Accounts receivables                                               (988,960)       (904,774)
Inventory                                                          (733,911)         68,737
Other current assets                                                (50,811)          1,340
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                              (569,269)       (781,103)
Taxes payable                                                       (51,649)       (106,915)
                                                                -----------     -----------

Net cash provided by operating activities                           175,189        (108,135)
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                    (45,395)        (27,488)
                                                                -----------     -----------
Net cash provided by Investing activities                                --              --
                                                                ===========     ===========
Effect of exchange rate changes on cash and cash equivalents         43,543           2,642

Net change in cash and cash equivalents                             173,337        (132,981)
Cash and cash equivalents, beginning balance                        316,461         626,578
                                                                -----------     -----------
Cash and cash equivalents, ending balance                       $   489,798     $   493,597
                                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments                                             $        --     $        --
                                                                ===========     ===========
Interest payments                                               $        --     $        --
                                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                                                                    Other                                Total
                                               Common Stock       Statutory      Comprehensive       Retained        Stockholders'
                                                  Amount          Reserves          Income           Earnings       Equity/Deficit
                                                -----------      -----------     -------------      -----------     --------------
Balance January 1, 2007                         $ 3,862,976      $   824,168      $    65,137       $  (228,596)      $ 4,523,685
Foreign currency translation adjustments                                                 (510)                               (510)
Payment of Debt with Share Issuance                  69,000                                                                69,000
                                                -----------      -----------      -----------       -----------       -----------
Net income for the period ended 3/31/2007                                                             1,720,495         1,720,495
                                                -----------      -----------      -----------       -----------       -----------
Balance March 31, 2007                            3,931,976          824,168           64,627         1,491,899         6,312,670
                                                ===========      ===========      ===========       ===========       ===========
Foreign currency translation adjustments                                               44,053                              44,053
Net income for the period ended 6/30/2007                                                               679,165           679,165
                                                -----------      -----------      -----------       -----------       -----------
Balance June 30, 2007                             3,931,976          824,168          108,680         2,171,064         7,035,888
                                                ===========      ===========      ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
NOTE TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

Translation Adjustment

As of June 30, 2007 and December 31, 2006, the accounts of China Organic Agriculture, Inc., were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards
(SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Advertising Costs

The company Expenses advertising Costs as incurred, for the three months ending June 30, 2007 advertising costs were $ 5189

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There are no doubtful accounts as of June 30, 2007 and December 31, 2006.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2007 and December 31, 2006 inventory consisted of finished goods valued at $ 576,836 and $ 45,645 respectively. Raw material inventories as of June 30, 2007 and December 31, 2006 are valued at $ 593,470 and $ 390,750 respectively.

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

        Machinery & Equipment                             5-10 years
        Real Property                                       20 years
        Transportation equipment                             5 years

As of June 30, 2007 and December 31, 2007 Property, Plant & Equipment consist of the following:

                                                 6/30/2007            12/31/2006
                                                 ---------            ----------

Machinery & Equipment                            $ 272,870            $ 240,203

Real Property                                      579,989              579,988

Transportation Equipment                            61,302               48,575
                                                 ---------            ---------

                                                   914,161              868,766

Accumulated depreciation                          (179,183)            (147,038)
                                                 ---------            ---------
                                                 $ 734,978            $ 721,728
                                                 =========            =========

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

The components of finite-lived intangible assets are as follows:

          June 30, 2007           $ 3,613,293
                                  ===========

The estimated future amortization expense related to intangible asset as of June 30, 2007 is as follows:

                           2008                   $   140,112
                           2009                       140,112
                           2010                       140,112
                           2011                       140,112
                           2012                       140,112
                     Thereafter                   $ 2,674,677

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007 there were no significant impairments of its long-lived assets.

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS
No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Recent accounting pronouncements (con't)

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Recent accounting pronouncements (con't)

The Company believes that the adoption of these standards will have no material impact on its financial statements.

In February, 2007, FASB issued SFAS 159 `The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.
115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Note 5 - COMMITTMENTS

The Company leases facilities and equipment under operating leases that have expired, and continue on a month to month basis. Rental expenses were $ 7,882 for the six months ended June 30, 2007. The Company has no future minimum obligations as of June 30, 2007.

On May 31, 2007, China Organic Agriculture Inc. entered into a Fixed Price Standby Equity Distribution Agreement with six investors. Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock, no par value per share, for a total purchase price of up to $21 million (a per share purchase price of $1.05 per share).

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2007 and December 31, 2006, the Company had allocated $824,168 to these non-distributable reserve funds.

Note 7 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity at June 30, 2007 and December 31, 2006 are as follows:

                                                  Foreign           Accumulated
                                                  Currency             Other
                                                Translation        Comprehensive
                                                 Adjustment           Income
                                                -----------        -------------

Balance at December 31, 2006                      $ 65,137           $ 65,137
Change for 2007                                     43,543             43,543
                                                  --------           --------
Balance at June 30, 2007                          $108,680           $108,680
                                                  ========           ========

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

Note 10 - MAJOR CUSTOMERS AND CREDIT RISK

The Company had no customers who accounted for more than 10% of revenues during the six months ended June 30, 2007. No customers accounted for more than 10% of the company's accounts receivable at June 30, 2007.

Note 11 - SUBSEQUENT EVENTS

Nanjing Suguo Supermarket Agreement

China Organic Agriculture, Inc. announced on July 10, 2007 that the Company has reached a milestone agreement with Nanjing Suguo Supermarket on distribution of our "ErMaPao" series rice products. Suguo is considered the fourth largest supermarket chain in China with annual sales reaching $3 billion, 70% of those revenues are derived from agricultural and related items such as China Organic's ErMaPao rice products. Suguo currently operates more than 1,600 locations, with plans in lace to expand to several hundred more. Suguo accounts for approximately 50% of the market share in China's Nanjing City of Jiansu Province. According to the agreement, Nanjing Suguo supermarket will become one of China Organic's authorized retailers in the supermarket chain store industry directly, selling "ErMaPao" award-winning series of products.

Xinmiao Grain Depot Agreement

China Organic Agriculture, Inc. announced that it entered into a strategic partnership agreement with Xinmiao Grain Depot on July 10, 2007. According to the agreement, Xinmiao will purchase grain from local farmers to provide an initial order of 10,000 tons of processed rice to CNOA to meet ever-increasing demand for its well-known ErMaPao brand of high-quality rice products in the first year. Xinmiao is expected to gradually increase their purchase of grains by 1,000 tons each year bringing the numbers to 11,000 tons in the second year and 12,000 tons in the last year of the agreement. The agreement will significantly reduce storage and administrative costs, making State-owned Xinmiao responsible for the processing, storage and the transportation of the rice. Xinmiao has also agreed to exclusively provide purchasing service of green rice grain for CNOA. Established in 1978, Xinmiao Grain Depot is one of the largest grain storing depots in China with a substantial storage capacity of 160,000 tons. According to the agreement, Xinmiao has agreed to provide grain storage service in compliance to national standards. This announced partnership with Xinmiao Grain Depot will generate approximately $1.97 million in 2007, with an approximate net income of $710,000 prior to the conclusion of 2007 for CNOA.

Wukeshu Grain Depot Agreement

China Organic Agriculture, Inc. entered into a strategic partnership agreement with Wukeshu Grain Depot on July 10, 2007. According to the agreement, Wukeshu Grain Depot will process an estimated 60,000 tons of green rice grains, which will yield 42,000 tons of wholesale rice products, to CNOA as it continues meet ever-increasing demand for its well-known ErMaPao brand of high-quality products in the first year. The three-year agreement also calls for production to increase annually by 10% based on the previous year's production. Based in China's Chenlai District, Wukeshu is a state-owned wholesale grain depot with a 150,000 square-foot facility that has a storage capacity of more than 200,000 tons. As a condition of the agreement, Wukeshu is responsible for quality control, as well as for storage and packaging, and will process rice for CNOA exclusively. CNOA has agreed to pay Wukeshu for its processing services, which in turn reduces the cost of processing and storage for its ErMaPao products. With this agreement, CNOA anticipates an additional $27 million in revenues with in excess of $8 million in earnings over the next 12 months, subject to currency fluctuations and market price for products. The agreement further validates CNOA's stated strategic initiative to continue to expand revenues and earnings by maximizing capacity and output to meet the growing demand for its brand name products.

Hualian Hypermarket Agreement

China Organic Agriculture, Inc. on July 20, 2007 entered into an agreement with Beijing-based Hualian Hypermarket Co. as one of CNOA's retailers selling the award-winning "ErMaPao" series products. CNOA's agreement with Hualian is expected to generate in excess of $1.5 million in revenues and $390,000 in earnings from the retail system's 4 Beijing branches within the first year of the agreement. Hualian is listed on the Shanghai Stock Exchange operates more than 50 retail mega-stores located across major cities in China, including Beijing, Nanjing, Wuhan, Hefei, Nanning, Lanzhou, Taiyuan, Shenyang and Changchun.

Appointment of new Independent Directors

On July 18, 2007, the Company's Board of Directors elected Zhouzhe Jin to the Board of Directors as an independent director. Mr. Jin has served as an agronomic consultant to the CNOA since 2005 and he will continue in this role. Jin is a senior agronomist and recipient of the "National Special Contributions" Award. Jin graduated from Yanbian Agricultural College, and, upon graduation, was assigned to Jilin Province Qianguo District's Agricultural Bureau on agricultural systems. In December 1969, he was delegated to Qianguo District Jilatu Agricultural Station. He also served as deputy mayor of Jilatu from 1982 until retirement. While working with the agricultural bureau, Jin conducted agricultural scientific experiments such as paddy field phosphorus test, dry seeding, courtyard seeding, formulated fertilization of rice, the "Three Dry Cultivation Methods".

On August 1, 2007, the Company's board of directors appointed cultivation specialist Jingyong Ma to the Board of Directors as an independent director. Mr. Ma as an agricultural consultant in early 2005 and he will continue to work closely with CNOA agronomists in the development of ever-higher quality organic rice grains and to maximize capacity, efficiency and production. He has developed nearly 10 new species of grains that have won several regional awards for their quality, production value and high resistance to various natural elements. He is a lifelong scientist and preeminent instructor for the masters program at Jilin Agricultural Academy. Mr. Ma's academic works includes several scientific and technical awards and has written more than 20 articles on important agricultural topics. He has also been instrumental in the promotion of several agricultural policies on the national level. Mr. Ma was awarded in 1998 for his outstanding contributions to the development of young technical professionals in the Jilin region of China.

Registration Statement on Form SB-2 filed relating to resale of 20,000,000 shares of common stock.

On August 7, 2007, the Company filed with the SEC a registration statement on Form SB-2 registering for resale by the Company's selling shareholders identified in the prospectus included in the registration statement of 20,000,000 shares of the Company's common stock which such shareholders may acquire under the Company's fixed-price equity credit facility. Such shares may be issued and sold to such shareholders from time to time, and such shareholders are obligated to purchase such shares, at a fixed per share purchase price of $1.05, under the Company's equity credit facility for up to $21 million, as further described in such registration statement.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

OVERVIEW

On March 19, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Industrial Electric Services, Inc. ("INEL") and a wholly owned Subsidiary of INEL ("Sub"), China Organic Agriculture Limited ("COA"), and the shareholders of COA. Under the terms of the agreement COA is the surviving company.

COA is a corporation formed under the laws of the British Virgin Island and a holding company that owns all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is the operating company organized under the laws of China.

The Company has consummated the Merger Transaction and acquired INEL from the INEL Shareholders and thereby indirectly acquired the Chinese operating company ErMaPao.

In exchange for transferring INEL to the Company, the INEL Shareholders retained stock consisting of 24,100,000 shares of the Company's common stock.

The reorganization of the Company was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes.

Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

The Company is now engaged in the business of rice production and processing.

Results of operations for three months ended June 30, 2006 and 2007

The following table presents certain consolidated statement of operations information stated as a percentage of total revenues. All financial information is presented for the 3 months ending June 30, 2007 and the 3 months ending June 30, 2006.

                                                    6/30/2007         6/30/2006
                                                    ---------         ---------

Sales, net                                         $ 2,317,261       $   829,218

Cost of sales                                        1,540,571           503,411
                                                                     -----------
Gross profit                                           776,690           325,807

Selling, general and administrative expenses            98,928            83,913
                                                                     -----------
Income from operations                                 677,762           241,894
                                                                     -----------

Other (Income) Expense
Interest income                                         (1,403)               --

                                                                     -----------
Income before income taxes                             679,165           241,894

Provision for income taxes                                  --                --
                                                                     -----------
Net income                                         $   679,165       $   241,894
                                                                     ===========

Net sales

Net sales for the three months ending June 30, 2007 totaled $2,317,261 compared to $829,281 for the three months ended June 30, 2006. This increase of approximately 180% was attributable to the companies increased production capacity and production output as well an increasing customer base driven by increase in brand awareness. The reason for the decrease in sales in Q2 compared to Q1 is because there is seasonality in the rice production industry. One reason is that new shipments of rice reach the shelves in October after harvest and processing and the increase in quantity increase sales. Secondly, sales are usually up in Q1 and Q4 because supermarkets will store rice for the coming New Year and it is also a Chinese custom to stock up rice before the New Year. During Q2 and Q3, most consumers are still using stored rice and therefore sales are down. Production is also considerably lower because it is the planting season and rice processing equipments are undergoing maintenance at this time.

Gross Profit Margin

Gross profit margin for the three months ending June 30, 2007 was 33.52% compared to 39.39% for the three months ending June 30, 2006. This is due to the expansion of our company and our distribution costs which leads to increase in cost of sales.

Operating Expense

General and administrative expense for the three months ending June 30, 2007 totaled $98,928 or approximately 4.3% of net sales, compared to $83,913 or approximately 10.1% for the three months ending June 30, 2006. The increase in expenses was due to acquiring a new cargo truck and rental of new office space.

Income from Operations

Income from operations for the three months ended June 30, 2007 was $677,762 or 29.25% of net Sales as compared to income from operations of $241,894 for the three months ending June 30, 2006 or 29.17% of net Sales.

Net Income

Net income was $679,165 or 29.30% of net Sales for the three months ending June 30, 2007, compared to $241,894 or 29.17% of net Sales for the three months ending June 30, 2006. This increase of $437,271, 181% from comparable period of previous year, is due to the expansion of our sales and distribution channels while keeping our operating expenses at a steady level.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,790,679 at June 30, 2007 and current assets totaled $3,504,877 at June 30, 2007. The Company's total current liabilities were $579,204 at June 30, 2007. Working capital at June 30, 2007 was $2,925,673. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2007. For the three months ending June 30, 2007, net cash provided by operating activities was $175,189.

Capital expenditures

There were no capital expenditures during the three months ending June 30, 2007. We have no plans for material capital expenditures during the remainder of 2007.

Results of operations for six months ended June 30, 2006 and 2007

The following table presents the statement of operations for the six months ended June 3, 2007 as compared to the comparable period of the six months ended June 30, 2006. The discussion following the table is based on these results.

                                                    6/30/2007        6/30/2006
                                                    ---------        ---------

Sales, net                                         $ 6,433,982      $ 4,010,873

Cost of sales                                        3,850,663        2,332,558
Gross profit                                         2,583,319        1,678,315

Selling, general and administrative expenses           186,474          161,997
Income from operations                               2,396,845        1,516,318

Other (Income) Expense
Interest income                                         (2,815)          (1,557)

Income before income taxes                           2,399,660        1,517,875

Provision for income taxes                                  --               --
Net income                                         $ 2,399,660      $ 1,517,875

Net Sales

Net sales for the six months ending June 30, 2007 totaled $6,433,982 compared to $4,010,873 for the six months ended June 30, 2006. This increase of $2,423,109, approximately 60%, was attributable to the companies increased production capacity and production output of both the green and organic rice as well an increasing customer base driven by increase in brand awareness.

Gross Profit Margin

Gross profit margin for the six months ending June 30, 2007 was 40.15% compared to 41.84% for the six months ending June 30, 2006 due to increase in cost of sales because of our expansion to bring our products to more distributors.

Operating Expense

General and administrative expense for the six months ending June 30, 2007 totaled $186,474 or approximately 2.9% of net sales, compared to $161,997 or approximately 4.0% for the three months ending June 30, 2006.

Income from Operations

Income from operations for the six months ended June 30, 2007 was $2,396,845 or 37.25% of net Sales as compared to income from operations of $1,516,318 for the six months ending June 30, 2006 or 37.80 % of net Sales.

Net Income

Net income was $2,399,660 or 37.30% of net Sales for the six months ending June 30, 2007, compared to $1,517,875 or 37.84% of net Sales for the six months ending June 30, 2006. This increase of $881,785, 58% from comparable period of previous year, is due to the expansion of our sales and distribution channels while keeping our operating expenses at a steady level.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,790,679 at June 30, 2007 and current assets totaled $3,504,877 at June 30, 2007. The Company's total current liabilities were $579,204 at June 30, 2007. Working capital at June 30, 2007 was $2,925,673. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2007. For the six months ending June 30, 2007, net cash provided by operating activities was $175,189 compared to ($108,135) for the six months ending June 30, 2006.

Capital expenditures

There were no capital expenditures during the six months ending June 30, 2007. We have no plans for material capital expenditures during the remainder of 2007.

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

We Depend on the Continued Services of Our Executive Officers and the Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business. The Company is highly dependent upon the services of its senior management team, particularly Huizhi Xiao, the Chairman and President. The permanent loss for any of the key executives could have a material adverse effect upon the operating results.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On April 19, 2007, we issued to Trilogy Capital Partners, Inc. ("Trilogy") 350,000 warrants (the "Warrants"). Each warrant entitles Trilogy to purchase one share of our common stock, no par value per share, at an exercise price of $1.50 per share (subject to adjustment as described in the following paragraph. The Warrants were issued to Trilogy in partial consideration for certain investor relations and marketing services to be rendered by Trilogy, including working in conjunction with our management, securities counsel, investment bankers, auditors and marketing director, and under supervision of executive management. The unregistered issuance was made in reliance upon an exemption available under
Section 4(2) of the Securities Act of 1933, as amended.

The Warrants are exercisable as of the date of issuance and terminate on April 19, 2009, and provided for a cashless exercise by the Warrant holder. The exercise price per Warrant shall be adjusted equitably to account for payments by us of dividends in our common stock or securities convertible or exercisable into our common stock or any subdivision/split or combination of our issued and outstanding shares of common stock into a greater or lesser, respectively, number of such shares. In the event of any other reclassification of the outstanding shares of our common stock, or in the event of any merger or consolidation in which we are not the continuing entity which results in any reclassification or capital reorganization of our outstanding shares of common stock, the Warrant holder shall thereafter have the right until the expiration date of the Warrant to receive upon exercise, for the same aggregate exercise price otherwise payable immediately prior to reclassification, merger or consolidation, the kind and amount of shares of stock or other securities or property receivable thereupon by a holder of the number of shares of common stock obtainable upon the exercise of the Warrants immediately prior thereto. If we determine to register any of our common stock under the Securities Act of 1933 for sale in connection with a public offering (other than pursuant to an employee benefit plan or a merger, acquisition or similar transaction), we shall give written notice thereof to the Warrant holders and include in any related registration statement any of shares of common stock issuable upon exercise of the Warrants which the Warrant holder may request by a writing delivered to us within 15 days after our notice to such holder, subject to customary restrictions in the event of a firmly committed underwritten offering.

Item 4. Submission of Matters to a Vote of Security Holders

As reported on our Current Report on Form 8-K, filed with the SEC on May 10, 2007, on May 4, 2007 we changed our name to "China Organic Agriculture, Inc." from "Industrial electric Services, Inc." The change in name was authorized by written consent, dated as of May 1, 2007, of our stockholders holding more than a majority of our issued and outstanding common stock pursuant to the 2006 Florida Statutes and our by-laws, and by the filing with the Secretary of State of the State of Florida of our Articles of Amendment to our Articles of Incorporation ("Articles of Amendment") on May 4, 2007. The Articles of Amendment are filed as Exhibit 3.1 to such Form 8-K.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.    Description of Exhibit
-----------    ----------------------

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: August 13, 2007          China Organic Agriculture, Inc.


                                By: /s/ Jian Lin
                                    --------------------------------------------
                                    Jian Lin
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Xianhua Hu
                                    --------------------------------------------
                                    Xianhua Hu
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit
-----------    ----------------------

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

   31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).