Form 10QSB
period 2007-09-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2007-11-13
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

                        Commission file number 333-129355

                        CHINA ORGANIC ARGRICULTURE, INC.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)

           Florida                                         350571
-------------------------------             ------------------------------------
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

                                  212-561-3604
                ------------------------------------------------
                (Issuer's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,548,776 shares of Common Stock, $0.001 par value per share, as of November 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         CHINA ORGANIC AGRICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Consolidated Financial Statements

        Balance Sheet as of September 30, 2007 (unaudited)
        and December 31, 2006 .........................................     4

        Consolidated Statement of Income for the nine and
        three month periods ended September 30, 2007 (unaudited)
        and September 30, 2006 (unaudited) ............................     5

        Statements of Cash Flow for the nine month periods
        ended September 30, 2007 (unaudited) and
        September 30, 2006 (unaudited) ................................     7

        Consolidated Statement of Stockholders' Equity for the
        nine month period ended September 30, 2007 (unaudited) ........     8

        Notes to Condensed Consolidated Financial Statements ..........     9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .....................................    19

Item 3. Controls and Procedures .......................................    28

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..............................    29

MORGENSTERN, SVOBODA, & BAER, CPAs, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have reviewed the accompanying consolidated balance sheets of China Organic Agriculture, Inc. as of September 30, 2007 and the consolidated statements of operations for the nine and three months then ended, and consolidated statements of cash flows and shareholders equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
November 2, 2007

                         CHINA ORGANIC AGRICULTURE, INC.

                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                                   ASSETS            9/30/2007      12/31/2006
                                                    -----------     -----------
Current Assets
Cash and cash equivalents                           $ 2,996,493     $   316,461
Accounts receivable, net                              4,372,755         801,719
Inventory                                             4,349,155         436,395
Other receivables and prepaids                          679,662           3,284
                                                    -----------     -----------
Total Current Assets                                 12,398,065       1,557,859

Property & equipment, net                             1,032,424         721,728
Other assets
Intangibles, net                                      3,340,533       3,444,220
                                                    -----------     -----------

Total Assets                                        $16,771,022     $ 5,723,807
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable related party                         $ 2,063,797     $        --
Accounts payable and accrued expenses                   435,772       1,148,473
Taxes payable                                                --          51,649
                                                    -----------     -----------
Total Current Liabilities                             2,499,569       1,200,122
                                                    -----------     -----------
Stockholders' Equity

Common stock,  par value, "none"                      3,931,976       3,862,976
1,000,000,000 shares authorized
51,548,776 and 42,798,776 issued and outstanding
Statutory reserves                                      824,168         824,168
Other comprehensive income                              116,231          65,137
Retained earnings                                     9,399,078        (228,596)
                                                    ===========     ===========
Total Stockholders' Equity                           14,271,453       4,523,685
                                                    ===========     ===========
Total Liabilities and Stockholders' Equity          $16,771,022     $ 5,723,807
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

                                                     9/30/2007       9/30/2006
                                                    -----------     -----------
Sales, net                                          $28,804,210       5,546,173

Cost of sales                                        18,676,637       3,212,480
                                                    -----------     -----------
Gross profit                                         10,127,573       2,333,693

Selling, general and administrative expenses            504,915         242,883
                                                    -----------     -----------
Income from operations                                9,622,658       2,090,810
                                                    -----------     -----------

Other (Income) Expense                                   (5,120)         (2,603)
Interest income                                             103              --
                                                    -----------     -----------
Income before income taxes                            9,627,675       2,093,413

Provision for income taxes                                   --
                                                    -----------     -----------
Net income                                          $ 9,627,675       2,093,413
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

                                                     9/30/2007       9/30/2006
                                                    -----------     -----------

Sales, net                                          $22,370,228       1,535,300

Cost of sales                                        14,825,974         879,922
                                                    -----------     -----------
Gross profit                                          7,544,254         655,378

Selling, general and administrative expenses            318,441          80,886
                                                    -----------     -----------
Income from operations                                7,225,813         574,492
                                                    -----------     -----------

Other (Income) Expense                                   (2,305)         (1,046)
Interest income                                             103              --
                                                    -----------     -----------

Income before income taxes                            7,228,015         575,538

Provision for income taxes                                   --              --
                                                    -----------     -----------
Net income                                          $ 7,228,015         575,538
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                 9/30/2007         9/30/2006
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 9,627,675       $ 2,093,413
Adjustments to reconcile net income to net cash
provided by operating activities:
Payment of debt with share issuance                                  69,000
Depreciation and amortization                                       137,836           147,141
(Increase) / decrease in assets:
Accounts receivables                                             (3,571,036)       (1,151,014)
Inventory                                                        (3,912,760)          639,834
Other current assets                                               (676,378)            2,954
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                              (712,702)       (1,490,772)
Taxes payable                                                       (51,649)          (60,254)
                                                                -----------       -----------
Net cash provided by operating activities                           909,986           181,302
                                                                ===========       ===========

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                   (344,845)          (32,490)
                                                                -----------       -----------
Net cash provided by Investing activities                          (344,845)          (32,490)
                                                                ===========       ===========
CASH FLOWS FROM FINANCING  ACTIVITIES
Proceed of Loan                                                   2,063,797                --
                                                                -----------       -----------
Net Cash provided by Financing Activities                         2,063,797                --
                                                                -----------       -----------
Effect of exchange rate changes on cash and cash equivalents         51,094            42,697

Net change in cash and cash equivalents                           2,680,032           191,509
Cash and cash equivalents, beginning balance                        316,461           626,578
                                                                -----------       -----------
Cash and cash equivalents, ending balance                       $ 2,996,493       $   818,087
                                                                ===========       ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments                                             $        --       $        --
                                                                ===========       ===========
Interest payments                                               $        --       $        --
                                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                                      Other                               Total
                                               Common Stock       Statutory        Comprehensive       Retained        Stockholders'
                                                  Amount           Reserves           Income           Earnings           Equity
                                               ------------      -----------       -------------     -----------       -------------
Balance January 1, 2007                        $ 3,862,976       $   824,168       $    65,137       $  (228,596)       $ 4,523,685

Foreign currency translation adjustments                                                51,094                               51,094

Payment of Debt with Share Issuance                 69,000                                                                   69,000

Net income for the period ended 9/30/2007                                                              9,627,675          9,627,675
                                               -----------       -----------       -----------       -----------        -----------
Balance September 30, 2007                       3,931,976           824,168           116,231         9,399,078         14,271,453
                                               ===========       ===========       ===========       ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. (COAI) (formerly Industrial Electric Services, Inc.) (IESI) was incorporated on August 5, 2005, in the state of Florida. The company has two wholly owned subsidiaries. China Organic Agriculture, Ltd.
(COAL) was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd (ErMaPao), was established in 2002 under the laws of the Peoples' Republic of China. COAL owns 100% of ErMaPao. The Company is engaged in the business of rice production and processing.

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

On March 15, 2007 COAI, formerly IESI, through a reverse merger, issued 27,448,776 shares of stock in consideration for all the outstanding shares of COAL. The accompanying financial statements present the pro-forma historical financial condition, results of operations and cash flows of COAL prior to the merger.

Translation Adjustment

As of September 30, 2007 and December 31, 2006, the accounts of China Organic Agriculture, Inc., were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards
(SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Advertising Costs

The company expenses advertising costs as incurred. For the three months ending September 30, 2007 advertising costs were $ 12,853.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There are no doubtful accounts as of September 30, 2007 and December 31, 2006.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2007 and December 31, 2006 inventory consisted of finished goods valued at $1,606,038 and $45,645 respectively. Raw material inventories as of September 30, 2007 and December 31, 2006 are valued at $ 2,743,117 and $ 390,750 respectively.

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

           Machinery & Equipment                  5-10 years
           Real Property                          20   years
           Transportation equipment               5    years

As of September 30, 2007 and December 31, 2006 Property, Plant & Equipment consist of the following:

                                           9/30/2007     12/31/2006
                                           ---------     ----------

          Construction in Progress        $   295,252    $        --

          Machinery & Equipment               277,068        240,203

          Real Property                       579,989        579,988

          Transportation Equipment             61,302         48,575

                                            1,213,611        868,766

          Accumulated depreciation           (181,187)      (147,038)
                                          -----------    -----------
                                          $ 1,032,424    $   721,728

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

The components of finite-lived intangible assets are as follows:

September 30, 2007           $ 3,613,293
                             ===========

The estimated future amortization expense related to intangible asset as of September 30, 2007 is as follows:

                2008         $   140,112
                2009             140,112
                2010             140,112
                2011             140,112
                2012             140,112
          Thereafter         $ 2,639,973

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 there were no significant impairments of its long-lived assets.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company's operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("SFAS No. 123R"). SFAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Recent accounting pronouncements (cont'd)

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS
No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Recent accounting pronouncements (cont'd)

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

Note 4 - INCOME TAXES

The Company's subsidiary, Jilin Province ErMaPao Green Rice Ltd., is governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. The Company has received a notice of exemption from income taxes.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 5 - COMMITTMENTS

The Company leases facilities and equipment under operating leases that have expired, and continue on a month to month basis. Rental expenses were $ 19,473 for the nine months ended September 30, 2007. The Company has no future minimum obligations as of September 30, 2007.

On May 31, 2007, China Organic Agriculture Inc. entered into a Fixed Price Standby Equity Distribution Agreement with six investors. Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock, par value $.001 per share, for a total purchase price of up to $21 million (a per share purchase price of $1.05 per share).

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2007 and December 31, 2006, the Company had allocated $824,168 to these non-distributable reserve funds.

Note 7 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity at September 30, 2007 and December 31, 2006 are as follows:

                                                                    Accumulated
                                              Foreign Currency         Other
                                                Translation        Comprehensive
                                                 Adjustment           Income
                                              ----------------     -------------
    Balance at December 31, 2006              $         65,137     $      65,137

    Change for 2007                                     51,094            51,094
                                              ----------------     -------------
    Balance at September 30, 2007             $        116,231     $     116,231
                                              ================     =============

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

Note 10 - MAJOR CUSTOMERS AND CREDIT RISK

The Company had no customers who accounted for more than 10% of revenues during the six months ended September 30, 2007. No customers accounted for more than 10% of the company's accounts receivable at September 30, 2007.

Note 11 - NOTES PAYABLE - RELATED PARTY

The company received a $2,063,797 loan from a company related to existing shareholders of the company. The company will apply the loan proceeds to the expansion of its rice processing base, including the purchase and assembly of an advanced rice processing line. It is currently undertaking the loan to working capital.

Note 12 - SUBSEQUENT EVENTS

On October 17, 2007, the Board of Directors of China Organic Agriculture Inc. removed Mr. Jian Lin as Chief Executive Officer of the Company, effective as of that date. Simultaneous with the foregoing, Mr. Zhidong Li was elected to the position of Chief Executive Officer of the Company, and as a Director. Mr. Li resigned in early November 2007, citing personal reasons, and has not been replaced. Mr Xianhua Hu, the Company's Chief Financial Officer, resigned as of November 5, 2007, and was replaced on November 7, 2007 by Mr Xuefeng Guo.

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

OVERVIEW

On March 15, 2007, the Company, then known as Industrial Electric Services, Inc. ("INEL"), acquired through a reverse merger all of the shares of China Organic Agriculture Limited ("COA") .

COA is a holding company formed under the laws of the British Virgin Islands that owns all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is the operating company organized under the laws of China.

The acquisition of COAL and ErMaPao was accounted for as a reverse acquisition. Consequently, the financial statements included herein for dates and periods prior to the consummation of the acquisition reflect the historical financial condition, results of operations and cash flows of COAL, and hence, ErMaPao. Prior to the consummation of the acquisition, the Company was an inactive corporation with no significant assets and liabilities.

The Company is now engaged in the business of rice production, processing and distribution.

Results of operations for three months ended September 30, 2006 and 2007

The following table presents certain consolidated statement of operations for the three months ending September 30, 2007 and the three months ending September 30, 2006.

                                                     9/30/2007       9/30/2006
                                                   ------------    ------------

Sales                                              $ 22,370,228       1,535,300

Cost of sales                                        14,825,974         879,922
                                                   ------------    ------------
Gross profit                                          7,544,254         655,378

Selling, general and administrative expenses            318,441          80,886
                                                   ------------    ------------
Income from operations                                7,225,813         574,492
                                                   ------------    ------------

Other (Income) Expense                                   (2,305)         (1,046)
Interest income                                             103              --
                                                   ------------    ------------

Income before income taxes                            7,228,015         575,538

Provision for income taxes                                   --              --
                                                   ------------    ------------
Net income                                         $  7,228,015         575,538
                                                   ============    ============

Sales

Sales for the three months ending September 30, 2007 totaled $22,370,228 compared to $1,535,300 for the three months ended September 30, 2006. This increase of approximately 1357 % was attributable to the company's expanding distribution channels into large supermarkets in Shanghai, Nanjing, and Beijing as well as reaching new, small retailers. These efforts have also raised brand awareness among our customer base and rice consumers. The increase of production capacity and output also contributed to the increase of sales.

Gross Profit Margin

Gross profit margin for the three months ending September, 2007 was 33.72% compared to 42.69 % for the three months ending September 30, 2006. The reason for the decrease in margin was that sales of green rice were substantially greater than those of organic rice during the three months ending September 2007, and our gross profit margin for organic rice is significantly higher than that of green rice.

Operating Expense

General and administrative expense for the three months ending September 30, 2007 totaled $318,441 or approximately 1.4% of net sales, compared to $80,886 or approximately 5.3% for the three months ending September 30, 2006. The increase in expenses was due to increase in major distribution channels and sales associates for their wages, transportation, and other expenses.

Income from Operations

Income from operations for the three months ended September 30, 2007 was $7,225,813 or 32.30 % of net Sales as compared to income from operations of $655,378 for the three months ending September 30, 2006 or 37.41% of net Sales.

Net Income

Net income was $7,228,015 or 32.31% of net Sales for the three months ending September 30, 2007, compared to $575,538 or 37.49 % of net Sales for the three months ending September 30, 2006. This increase of $6,652,477, 1156% greater than the comparable period of previous year, is due to the expansion of our sales and distribution channels while bringing our operating expenses to a lower proportionate level. The lower margin is due to a dramatic increase of sales of our less profitable product (green rice) while sales of the more profitable product (organic rice) did not experience such an increase.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,996,493 at September 30, 2007 and current assets totaled $12,398,065 at September 30, 2007. The Company's total current liabilities were $2,499,569 at September 30, 2007. Working capital at September 30, 2007 was $9,898,496. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2007. For the three months ending September 30, 2007, net cash provided by operating activities was $909,986.

Results of operations for nine months ended September 30, 2006 and 2007

The following table presents the statement of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The discussion following the table is based on these results.

                                                     9/30/2007       9/30/2006
                                                   ------------    ------------

Sales, net                                         $ 28,804,210    $  5,546,173

Cost of sales                                        18,676,637       3,212,480
                                                   ------------    ------------
Gross profit                                         10,127,573       2,333,693

Selling, general and administrative expenses            504,915         242,883
                                                   ------------    ------------
Income from operations                                9,622,658       2,090,810
                                                   ------------    ------------

Other (Income) Expense                                   (5,120)         (2,603)
Interest income                                             103              --
                                                   ------------    ------------

Income before income taxes                            9,627,675       2,093,413

Provision for income taxes                                   --
                                                   ------------    ------------
Net income                                         $  9,627,675    $  2,093,413
                                                   ============    ============

Net Sales

Net sales for the nine months ending September 30, 2007 totaled $28,804,210 compared to $5,546,173 for the nine months ended September 30, 2006. This increase of $23,258,037, or approximately 419 %, was attributable to the company's expanding distribution channels in large supermarkets in Shanghai, Nanjing, and Beijing as well as to our having engaged new retailers. This has also raised brand awareness among our customer base and rice consumers. The increase of production capacity and output also contributed to our increase in sales.

Gross Profit Margin

Gross profit margin for the nine months ending September 30, 2007 was 35.16% compared to 42.07% for the nine months ending September 30, 2006. The reason behind the decrease in margin is because during the nine months ending September 2007, our sales of green rice were substantially greater than those of organic rice. The profit margin for organic rice is significantly higher than green rice which is the reason for the decline in margin.

Operating Expense

General and administrative expense for the nine months ending September 30, 2007 totaled $504,915, or approximately 1.7% of net sales, compared to $242,883, or approximately 4.3% of net sales for the nine months ending September 30, 2006.

Income from Operations

Income from operations for the nine months ended September 30, 2007 was $9,622,658 or 33.41% of net Sales as compared to income from operations of $2,090,810 for the nine months ending September 30, 2006 or 37.69 % of net sales.

Net Income

Net income was $9,627,675 or 33.42% of net sales for the nine months ending September 30, 2007, compared to $2,093,413 or 37.75% of net sales for the nine months ending September 30, 2006. This increase of $7,534,262, or 360% from the same period of the previous year, is due to the expansion of our sales and distribution channels while bringing our operating expenses to a lower proportion of net , while level.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowing. In August 2007 we received an infusion of approximately 2.06 million from a company affiliated with certain of our shareholders in anticipation of increased capital expenditures. Cash and cash equivalents were $2,996,493 at September 30, 2007 and current assets totaled $12,398,065 at September 30, 2007. The Company's total current liabilities were $2,499,569 at September 30, 2007. Working capital at September 30, 2007 was $9,898,496. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2007. For the nine months ending September 30, 2007, net cash provided by operating activities was $909,986 compared to $181,302 for the nine months ending September 30, 2006.

Working Capital Requirements

During the first nine months of 2007, we spent $1,344,845 toward the purchase and assembly of a new processing line. We anticipate spending significant additional amounts to further increase our capacity in the immediate future.

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

Risk Factors

Risks associated with our Common Stock

There is currently a limited public market for our common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

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

The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws of the Peoples Republic of China mandate certain accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

A large part of the Company's business is currently driven by the trends that occur in the production of rice in China. As the rice production is highly sensitive to business and personal discretionary spending levels, it tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce consumption and are likely to reduce the Company's revenues include poor weather conditions, natural disasters, and the like. The Company could be severely affected by such risks and has little or no control over those risks.

We Depend on the Continued Services of Our Executive Officers and the Loss of Key Personnel Could Affect Our Ability to Successfully Grow Our Business.

The Company is highly dependent upon the services of its senior management team, particularly Huizhi Xiao, the Chairman and President. The permanent loss of any of the key executives could have a material adverse effect upon the operating results.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, including our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, principal financial officer has concluded that our disclosure controls and procedures are effective in timely alerting management and the Company, of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2007
                                CHINA ORGANIC AGRICULTURE, INC.

                                By: /s/ Xuefeng Guo
                                    --------------------------------------------
                                    Xuefeng Guo
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                    and, in the absence of a Chief Executive
                                    Officer, acting in such capacity.

                                  EXHIBIT INDEX

Exhibit No.             Description of Exhibit

31.1            --      Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) under the Securities Exchange Act of
                        1934.

31.2            --      Certification of Chief Financial Officer pursuant to
                        Rule 13a-14(a) under the Securities Exchange Act of
                        1934.

32.1            --      Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350).

32.2            --      Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350).