Form 10-K
period 2007-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-03-31
CIK 1337826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________________

                        Commission file number 333-129355

                         China Organic Agriculture, Inc.
             (Exact name of registrant as specified in its charter)

             Florida                                           20-3505071
   State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization                           Identification No.)

             Jilin Province Songyuan City ErMaPao Green Rice Limited
                East Ping Feng Xiang Zheng Fu, Qian Guo District
                 SongyuanCity, Jilin Province, P.R. China 131108
               (Address of principal executive offices) (Zip Code)

                                 (310) 441-9777
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
           None

Securities registered pursuant to section 12(g) of the Act:

      Title of each class             Name of each exchange on which registered
           None

      The Company filed a Registration Statement on Form 10 to register its Common Stock, $0.001 par value per share under Section 12(g) of the Act. That Registration Statement has not yet become effective.

                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|
Non-accelerated filer |_|   (Do not check if a smaller reporting company)
                                                   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $12,480,000 based upon a closing sale price on June 26, 2007 of $1.04 as reported by Bloomberg Finance and approximately 12,000,000 shares held by non-affiliates.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 28, 2008, the registrant had outstanding 51,548,776 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any report filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

                                Table of Contents

PART I
Item 1.           Business ................................................................     4
Item 1A.          Risk Factors ............................................................     9
Item 2.           Properties ..............................................................    16
Item 3.           Legal Proceedings .......................................................    17
Item 4.           Submission of Matters to a Vote of Security Holders .....................    17
PART II
Item 5.           Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities .......................    17
Item 6.           Selected Financial and Other Data .......................................    18
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................................    18
Item 8.           Financial Statements and Supplementary Data .............................    21
Item 9.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure .....................................    21
Item 9A           Controls and Procedures .................................................    22
Item 9B           Other Information .......................................................    22
PART III
Item 10           Directors, Executive Officers and Corporate Governance
Item 11           Executive Compensation ..................................................    22
Item 12           Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters ..............................    23
Item 13           Certain Relationships and Related Transactions, and
                  Director Independence ...................................................    26
Item 14           Principal Accounting Fees and Services ..................................    26
PART IV
Item 15           Exhibits and Financial Statement Schedules ..............................    27
Signatures ................................................................................    30

               Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors." Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

                      Special Note Regarding Filing Status

The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission ("SEC") on February 13, 2008, to register its Common Stock, $0.001 par value per share, under the Securities Exchange Act of 1934, as amended (the "1934 Act"). This Registration Statement has not yet been declared effective by the SEC and the Company received a comment letter from the Staff of the SEC with respect to a number of issues, including the disclosure contained in the Registration Statement, filings the Company had previously made with the SEC and the eligibility of the Company's securities for trading on the over-the-counter bulletin board.

It is the Company's desire to continue to have its securities trade in the United States public markets and, in that connection, to become an entity required to file reports pursuant to the Securities Exchange Act of 1934. The Company intends to respond to the comments raised by the Staff in its comment letter referred to above and, to the extent necessary, to amend or supplement reports previously filed with the SEC. Pending the resolution of all questions raised by the Staff, the Company believes it is important to provide its shareholders with the information contained herein.

The disclosure contained herein reflects, in part, the comments raised by the Staff of the SEC in its comment letter in response to the Company's Form 10. If it becomes necessary to do so, the Company will file an amendment to this Report to further modify the disclosures contained herein to more fully reflect the comments of the Staff.

                                     PART I
Item 1. Business.

Introduction

We, through our main subsidiary, are engaged in the business of rice production, processing and distribution. To date, our product has been sold only within the People's Republic of China. As used in this report, the terms "we," "our," "Company" and "China Organic" refer to China Organic Agriculture, Inc. and its wholly-owned subsidiaries, and the terms "ton" and "tons" refers to metric tons, in each case, unless otherwise stated or the context requires otherwise.

The Company's functional currency is the Renminbi, which had an average exchange rate of $0.12557 and $0.13167 during fiscal years 2006 and 2007 respectively.

Our Corporate History

In March 2007, the Company, then known as Industrial Electric Services, Inc. ("IESI"), acquired through a reverse merger all of the shares of China Organic Agriculture Limited ("COA"). COA is a holding company formed under the laws of the British Virgin Islands that owns all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is an operating company organized under the laws of China in May, 2002. Prior to the consummation of the acquisition, the Company, formed on August 5, 2005 to acquire all the interests of Industrial Electric Services, LLC, was an inactive corporation with no significant assets and liabilities. In May 2007 we changed our name to China Organic Agriculture, Inc.

The acquisition by the Company of COA and ErMaPao was accounted for as a reverse acquisition. Consequently, the financial statements included herein for dates and periods prior to the consummation of the acquisition reflect the historical financial condition, results of operations and cash flows of COA and ErMaPao and thus the financials do not reflect the activities of IESI that occurred prior to the reverse merger.

Operations

ErMaPao operates in Songyuan City of Jilin Province. Since its formation, ErMaPao has been dedicated to the production of "green" and "organic" rice. In 2003, we were presented with the "Brand Name" award at the Changchun China Agriculture Exposition. In 2004 we were awarded the gold medal at the 2004 Beijing International Agriculture Exposition. In 2004 ErMaPao received the ISO 9001:2000 international quality control management system certification. Certification of a business as ISO 9001:2000 compliant provides that business's customers and business partners with the assurance that it adheres to a set of internationally recognized quality control standards, and thus, is more likely to be able to meet expectations of quality, customer service, delivery and, as necessary, remeditation measures within such relationships.

In June of 2006, Jilin Province granted ErMaPao the rights to use the "ErMaPao" trademark. We have been granted land use rights extending to at least 2032 by the Chinese Government over approximately 1,600 acres of land, upon which we engage local farmers to farm rice. In concert with our own production, we have engaged in mutually beneficial, collaborative contracts with family units who supply us with rice grown on the approximately 4,660 acres to which they, in the aggregate, have been granted land use rights. We are able to establish standards regarding the quality of the product produced, and to ensure that our high standards of quality are maintained. We supply the family units with seed, tools and training. Throughout the growth cycle, the family units are provided access to agronomists who advise them on the avoidance of common cultivation problems and on the maximization of yield.

A "family unit" may be defined as one or more persons within a familial group who are capable of working a given plot of land. As family units vary in size, the amount of acreage allotted to them by the Chinese government varies. The plots allotted to the family units with whom we contract are sized from five to fifteen acres. We also obtain rice grown by third parties through market channels. We have contracted with several grain depots to increase our supplies of new rice, and hence our sales capacity. The depots acquire grain wholesale on the open market which meets our certification standards, and we repurchase the grain from them at fixed prices pursuant to our agreements with them.

In 2007, approximately 15% of our revenue came from sales of organic rice, and 85% of our revenues were the result of sales of green rice.

To be certified as "green" rice, rice and the methods by which it is produced must adhere to certain standards. Specifically:

To be certified "A" grade green rice: the production quality of the environment must comport with certain basic green food production environment quality standards established by the Administration of Agricultural Quality, Supervision, Inspection and Quarantine of the People's Republic of China and there may be limited use of synthetic fertilizers and biotech production methods.

To be certified "AA" grade green rice: the production quality and conditions must comport with more stringent green food production environment quality standards. During the production process, no chemical pesticides, fertilizers, food additives, feed additives, veterinary drugs or anything known to be harmful to the environment or human health can be used. The AA grade is obtained through the use of organic fertilizer such as green manure, biological or physical methods of crop plantation, soil fertilization, and pest control.

Organic rice is rice produced to the highest of the "green food production environment quality standards."

Recent Developments

On February 29, 2008, we purchased the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. A portion of the purchase price, $8,515,000, was paid with funds provided by a commercial US lender which was granted a first lien on the property. The balance of the purchase price not paid by internally-generated funds was financed with third party debt of $6,216,000, pursuant to an agreement providing 4% interest per annum over a 5 year term. Bellisimo Vineyard provides Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines.

On March 25, 2008, China Organic Agriculture, Inc. (the "Company") and a group of six investors mutually agreed to terminate the Fixed Price Standby Equity Distribution Agreement they had entered on May 7, 2007. No shares were sold or distributed under the Agreement by, to or among any of the Parties, and none of the Parties have any rights remaining under the Agreement or arising out of the termination of the Agreement.

On December 12 2007, the Company announced that it had entered into a letter of intent to acquire the Dalian Baoshui District Huiming Trading Limited ("Dalian"). The acquisition is pending due diligence which is not likely to be completed until late Aprill. Dalian is engaged in grain procurement, international and domestic trading, wholesale sales and food delivery logistic services. Its main products include including soybeans, corn, and cereal crops, which are major products from the Northeast part of China. Sales to consumers are made in national regions including Liaoning Province, Jiling Province, Heilongjiang Province, Sichuan Province, Fujian Province, Beijing, and Shanghai.

Location of Production Sites

Our rice production and processing facilities are located in the Northeast part of China, abutting the Nen River in the Songyuan Plains, Jilin Province.

Quality Assessment and Land Evaluation

In order to grow rice permitted to be labeled "green" or "organic", our lands and operations must comport with the regulations titled "General Administration of Agricultural Quality, Supervision, Inspection and Quarantine of P.R.C," more fully described in the section hereof titled "Government Regulation". We are subject to inspection by the China Organic Food Certification Center, and must maintain those standards in accordance with the government regulations elaborated upon herein.

Agricultural Background of this Region

The main crop of the region in which we operate is rice. The area in which our rice is produced is one of the few areas of China which may be considered unpolluted for the purposes of achieving the right to claim the output is organic agricultural produce, and it has very little industry by comparison with the coastal areas of the country. The soil of the region is untainted and fertile, with much of the land considered "primitive" or undeveloped. The weather of the region is also suitable for the growing of rice.

Processing of Rice

Generally, all of our rice undergoes the following treatment before it is offered for sale:

1) the materials are placed into a "vibration liquidation screen" which separates the grain from chaff, stone, dirt and other harvest byproducts;
2)  the materials are placed into an absorption type proportion stoner;
3)  the materials are moved into a metal eliminator;

4)  the materials are then de-hulled using a roll huller;
5)  the materials are separated in a gravity unpolished rice separator;
6) the materials are sent through a sand roller rice mill and then again through a metal eliminator;
8)  the materials are sent through a  grader;
9)  the materials are polished, and sorted by color.

Upon completion of these steps, the rice is inspected and then packaged.

Sales and Marketing

Principal Customers

      In 2007, our revenue from large retailers and supermarkets was approximately $37.2 million. We sell a substantial portion of our wholesale products to a limited number of customers. Our principal customers during 2007 were:

                                                                   Percentage of
Number          Customer                            Revenue         Revenue (%)
--------------------------------------------------------------------------------
  1     Songyuan Shunda Grain and Oil Company       $ 5,046,893       13.4
  2     Songyuan Grain and Oil Company              $ 4,399,670       11.7
  3     Changchun Qinghai Grain and Oil Company     $ 4,314,572       11.4
  4     Songyuan Tonda Grain and Oil Company        $ 3,739,177       10.0
TOTAL                                               $17,500,312       46.5
--------------------------------------------------------------------------------

      At December 31, 2007, amounts due from these customers totaled approximately $2,552,068.

      This concentration of customers has the potential to make us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers

      In addition to the rice we produce on the lands we control, or rice which we are supplied via our relationships with the family units, we receive rice from several suppliers with whom we have established supply relationships, Our principal suppliers during 2007 were contract farmers as a group and Xinmiao Grain Depot..

      During the 12 months ended December 31, 2007, Xinmiao Grain Depot purchased approximately 5,000 tons of green rice grains on the Company's behalf. This accounted for all of our purchases of green rice grain from grain depots in 2007 and represented only a small fraction of our total output. As of December 31, 2007, there are no outstanding payments to Xinmiao. The Company pays Xinmiao in cash immediately upon completion of each transaction

      During 2006, we did not purchase any grains from any grain suppliers.

      Though we are currently purchasing grain from only one supplier, the loss of which would not be significant to our business, we are dependent upon our ability to maintain our relationship with this supplier and develop similar relationships to expand our business.

      In 2007 we underwent a significant expansion in our production capacity through the process of creating the supply relationship described above, and by the completion of an additional processing line.

Competition

      To date, our sales have been limited to customers within the PRC and we expect that our sales will remain primarily domestic for the immediate future. The markets for our products have been experiencing increased levels of demand as China continues its recent rate of accelerated growth. As a result, the markets for our products are highly competitive. Our marketing strategy involves developing long term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships.

      Our principal competitors are Jilin Yufeng Rice Limited, Jilin Fengsheng Rice Limited, Jilin City Dongfu Rice Limited, and Daan Jixiang Rice Limited. Jilin Yufeng and Jilin City Dongfu currently possess organic and green rice certifications; the others have commenced the process of applying for such certifications. Each has a production capacity comparable with ours and each is viewed as a strong competitor in our markets.

Government Regulation

      The PRC and the various Provinces have enacted a series of laws and regulations over the past 20 years, including those designed to improve safety and decrease environmental degradation. The regulations titled "General Administration of Agricultural Quality, Supervision, Inspection and Quarantine of P.R.C." principally govern our agricultural practices. In pertinent part, these regulations require:

      o organic food producers to operate in appropriate areas, in a sufficient concentration to allow for regional certification as to the organic nature of the product;

      o irrigation and local water must meet quality standards and be unpolluted, and irrigation water must be used efficiently (Irrigation Water Quality Standards, GB5084, and Surface Water Quality Standards, GB3838);

      o land not previously dedicated to organic production must have undergone sufficient conversion time to allow for depletion of banned substances and land utilizing conventional farming methods may not be allowed to leach or drain into the water or irrigation facilities of organic land;

      o Genetically modified organisms (GMOs) or derivatives may not be utilized; nor may chemically treated or engineered seeds, artificial pollination, transgenic plants or plant material be utilized;

      o genetic diversity of crops must be ensured if possible, and crop rotation undertaken;

      o depleted soil fertility is to be regained through the use of leguminous crop rotation and proper tillage of resting land;

      o composting and organic matter and manure are to be employed to assist in maintaining soil fertility;

      o     mineral supplementation is to be undertaken only on a limited basis;

      o pest control is to be via natural or mechanical means except for emergency situations;

      o erosion and desertification prevention measures, including sustainable water use, are to be employed.

      All of our operating activities in China have been authorized by land and resources departments of local governments. In addition, all of our operations are subject to and have passed government safety inspections. We also have been granted environmental certification from the PRC Bureau of Environmental Protection.

Employees

      As of December 31, 2007, we employed approximately 69 full-time employees. Approximately 20% of our employees are management personnel, 50% are production staff, and 30% are sales and procurement staff. None of our employees is represented by a union.

Research and Development

      On November 30, 2007, the Company entered into a three year agreement with Jilin Agricultural University. Pursuant to this agreement, we support the University's development of an agricultural skills curriculum for its students by supplying employment opportunities and training, and financial support for agriculture-related research and development undertaken by the University. In return the University provides the Company with agricultural-related technical information and services, and management training, as well as assistance in the development of grains and guidance on soil, cultivation and crop management.

Item 1A. Risk Factors.

      You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See "Special Note Regarding Forward-Looking Information."

Risks Relating to Our Business

Our revenues depend in large part on our distribution and supply relationships, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

      In general, we depend on our distribution partners to bring to market our products to be sold to the Chinese public. If these relationships were to be disrupted, sales to such customers would become difficult or significantly reduced and thus our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant distributors and suppliers. Any adverse change in our relationships with our distributors and suppliers may have a material adverse effect on our business. Although we have expanded our distribution capacity, we expect that our customer concentration will not change significantly in the near future. We cannot be sure that we will be able to retain our largest customers and suppliers or that we will be able to attract additional customers and suppliers, or that our customers and suppliers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers or suppliers, any reduction or interruption in sales to these customers or suppliers, our inability to successfully develop relationships with additional customers or suppliers or future price concessions that we may have to make could significantly harm our business.

Attracting and retaining key personnel is an essential element of our future success.

      Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate executive and other key employees, including those in managerial, technical, marketing and information technology support positions. Experienced management and technical, marketing and support personnel are in demand and competition for their talents is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of either our chairman or our chief executive officer, our business may suffer.

      We are dependent on Mr. Huizhi Xiao, our Chairman, and Mr. Changqing Xu, our Chief Executive Officer. The loss of the services of either could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have key-man term life insurance policy on Mr. Xu or Mr. Xiao.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results or operations and financial condition.

      We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management. Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, order entry systems and other procedures, and hire sufficient numbers of qualified financial, accounting, administrative, and management personnel.

      Our future success depends on our ability to address potential market opportunities and to manage expenses to match our ability to finance operations. The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills.

      Our management is comprised almost entirely of individuals born and raised in the PRC. As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States. In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

We will face many of the difficulties that companies in the early stage may face.

      We have a relatively limited operating history as a rice producing company, which may make it difficult for you to assess our ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

      Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

      o the introduction of competitive products by different or new competitors;
      o any factor that might interrupt or otherwise reduce the conduct of business by our distributors,
      o     reduced demand for any given product;
      o     difficulty in keeping current with changing technologies;
      o increased or uneven expenses, whether related to sales and marketing, product development or administration;
      o interruptions or reduction in the rice production due to adverse weather; and
      o     costs related to possible acquisitions of technology or businesses.

      Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could be lower than the expectations of investors and analysts. If so, the market price of our stock would likely decline.

Risks Related to Doing Business in the People's Republic of China

      Our business operations take place primarily in the People's Republic of China. Because Chinese laws, regulations and policies are changing, our Chinese operations may face several risks summarized below.

- Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

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

- Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

      Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

- We face economic risks in doing business in China.

      As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinate to state-owned companies, which are the mainstay of the Chinese economy. However, we cannot assure you that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

- The Chinese legal and judicial system may negatively impact foreign investors.

      In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development , and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

      The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. We cannot assure you that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

      The practical effect of the People's Republic of China's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People's Republic of China mandate accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations' Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

      Because our principal assets are located outside of the United States and all of our directors and executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

      In addition, our operating subsidiaries and substantially all of our assets are located outside of the United States. You will find it difficult to enforce your legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the People's Republic of China and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the People's Republic of China. In addition, it is unclear if extradition treaties in effect between the United States and the People's Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

- Economic Reform Issues

      Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

      o     We will be able to capitalize on economic reforms;
      o The Chinese government will continue its pursuit of economic reform policies;
      o     The economic policies, even if pursued, will be successful;
      o Economic policies will not be significantly altered from time to time; and
      o Business operations in China will not become subject to the risk of nationalization.

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

      Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

      To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. However, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Risks Associated with Rice Production

We are subject to risks associated with our operations which may affect our results.

      The agricultural industry in the PRC has issues that the agricultural industry does not have within the United States. For instance:

      o In China, insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation, insurance coverage is restricted or expensive. Workers compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees.

      o The environmental laws and regulations in the PRC set various standards regulating certain aspects of health and environmental quality, including, in some cases, the obligation to rehabilitate current and former facilities and locations where operations are or were conducted. Violation of those standards could result in a temporary or permanent restriction by the PRC of our operations.

We cannot assure you that we will be able to adequately address any of these or other limitations.

Our earnings and, therefore our profitability, may be affected by price volatility.

      We anticipate that the majority of our future revenues will be derived from the sale of rice and, as a result, our earnings are directly related to the prices of this product. There are many factors influencing the price of rice including expectations for inflation; global and regional demand and production; political and economic conditions; and production costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.

Our business operations and related activities are, by their nature, subject to PRC government regulations concerning environmental protection.

      We may have to make a significant financial commitment for compliance with environmental regulations and the establishment of a sound environmental protection management and monitoring system. Compliance with existing and future environmental protection regulations may increase our operating costs and may adversely affect our operating results.

Risks Relating to our Common Stock and our Status as a Public Company

The price of our common stock may be affected by a limited trading volume and may fluctuate significantly.

      There has been a limited public market for our common stock and we cannot assure you that an active trading market for our stock will develop or if developed, will be maintained. The absence of an active trading market may adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. In addition, we cannot assure you that you will be able to sell shares of common stock that you have purchased without incurring a loss. The market price of our common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. In addition, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

We have not and do not anticipate paying any dividends on our common stock; because of this the valuation of our securities could be adversely affected in the market.

      We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

Our management is not familiar with the United States securities laws.

      Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly, divert management's attention and disrupt our business.

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

      As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

      In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of
Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Lack of management control by owners of the common stock.

      Our chairman, Huizhi Xiao, beneficially owns approximately 20% of the outstanding shares of our common stock. In addition, other beneficial owners of more than 5% of our common stock in the aggregate owned approximately 56% of our common stock. As a result of this concentration of ownership, you and our other stockholders, acting alone, do not have the ability to determine the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our company that may be desirable for you and are other stockholders, and may limit the price that investors are willing to pay for our common stock.

      Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

      Our certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $0.001 per share. Our Board of Directors by resolution may authorize the issuance of up to 20,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance thereof. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

      The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders or subject our company to risks upon default

      We may issue our securities to acquire companies or assets. Most likely, we will issue additional shares of our common stock or preferred stock, or both, to complete acquisitions. If we issue additional shares of our common stock or shares of our preferred stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease. The shares of preferred stock we issue are likely to provide holders with dividend, liquidation and voting rights, and may include participation rights, senior to, and more favorable than, the rights and powers of holders of our common stock.

      If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation. Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions. In addition, financial and other covenants in the agreements we may enter into to secure debt financing may restrict our ability to obtain additional financing and our flexibility in operating our business.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

      We have approximately 51,548,776 shares of our common stock outstanding. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Item 2. Properties.

      We do not own any land, though we do own some of the buildings on land we lease. Our executive offices are located in China at Songyuan City in Jilin Province, which also is the headquarters of ErMaPao. These offices and processing facilities are located on approximately 1600 acres of land owned by The People's republic of China leased to the Company The lease for the land expires in 2032. The annual rent for the land is RMB 994,795 or approximately US$140,112 The buildings on this land has approximately 20,000 square meters of usable space and is owned by ErMaPao.

Item 3. Legal Proceedings.

      We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2007.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

      Our common stock is traded in the over-the-counter market (the OTC Bulletin Board). Prior to May 4, 2007, the date we changed our name from Industrial Electrical Services. Inc. to China Organic Agriculture, Inc., our common stock was quoted under the symbol "INEL.OB." From May 2007 to the present, our common stock has been quoted under the symbol "CNOA.OB."

      The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                                 High              Low
                                                 ----              ---
2007
----
First Quarter                                    $2.00            $0.51
Second Quarter                                   $2.09            $1.01
Third Quarter                                    $4.00            $1.15
Fourth Quarter                                   $4.25            $1.50

2006
----
First Quarter                                    N/A              N/A
Second Quarter                                   N/A              N/A
Third Quarter                                    N/A              N/A
Fourth Quarter                                   $1.57            $0.51

      As March 28, 2008, our common stock was held of record by approximately 1,300 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

      We have never paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board of Directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our Board of Directors may consider.

Equity Compensation Plans

      As of December 31, 2007, we did not have and we currently do not have any equity compensation plans or arrangements and therefore, the table below is blank.

             Number of securities to be       Weighted-average          Number of securities remaining
   Plan        issued upon exercise of       exercise price of        available for future issuance under
 category       outstanding options,        outstanding options,     equity compensation plans (excluding
                 warrants and rights        warrants and rights       securities reflected in column (a))
                         (a)                        (b)                               (c)


----------
Purchases of Equity Securities by the Company and Affiliated Purchasers

      During the fourth quarter of our fiscal year ended December 31, 2007, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock. On February 13, 2008, we filed with the Commission a Registration Statement on Form 10, which has not been declared effective. No class of our equity securities is registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

      We have reported all sales of our unregistered equity securities that occurred during 2007 in our Reports on Form 10-QSB or Form 8-K, as applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-KSB.

OVERVIEW

On March 15, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Industrial Electric Services, Inc. ("INEL") and a wholly owned Subsidiary of INEL ("Sub"), China Organic Agriculture Limited ("COA"), and the shareholders of COA. Under the terms of the agreement COA is the surviving company.

COA is a corporation formed under the laws of the British Virgin Islands and is a holding company that owns all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is the operating company organized under the laws of China. Jilin Yutian of Organic Agriculture Co., Ltd ("Yutian") was founded in August 2007 under the laws of the People's Republic of China. It is owned 100% by ErMaPao. The Company is engaged in the business of rice production and processing.

The Company consummated the Merger Transaction and acquired INEL from the INEL Shareholders and thereby indirectly acquired the Chinese operating company ErMaPao. In exchange for transferring INEL to the Company, the INEL Shareholders retained stock consisting of 24,100,000 shares of the Company's common stock. The reorganization of the Company was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly:

(1) The balance sheets included herein consist of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations included herein reflect the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

The Company is now engaged in the business of rice production and processing.

Results of operations for the years ending December 31, 2006 and 2007

All financial information is presented for the year ending December 31, 2007 and the year ending December 31, 2006.

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

                                                          12/31/2007          12/31/2006
                                                         ------------        ------------
Sales, net                                               $ 44,500,003           9,002,345

Cost of sales                                              29,382,399           5,210,575
                                                         ------------        ------------
Gross profit                                               15,117,604           3,791,770

Selling, general and administrative expenses                1,556,350             364,500
                                                         ------------        ------------
Income from operations                                     13,561,254           3,427,270
                                                         ------------        ------------

Other expense (income)                                         70,295              (3,827)
Interest (income)                                              (1,631)
                                                         ------------        ------------
Income before income taxes                                 13,492,590           3,431,097

Provision for income taxes                                         --                  --
                                                         ------------        ------------
Net income                                               $ 13,492,590           3,431,097
                                                         ============        ============

Weighted average number of common shares, basic            51,548,776          51,548,776
Weighted average number of common shares, dilutive         51,616,372          51,548,776
Net Income:
Basic                                                    $       0.26        $       0.07
Dilutive                                                 $       0.26        $       0.07

Net sales

Net sales for the year ending December 31, 2007 totaled $44,500,003 compared to $9,002,345 for the year ending December 31, 2006. This increase of $35,497,685, which is an increase of approximately 394% and, was almost entirely attributable to the increase in our green rice sales due to increases consumer demand of the product in part resulting from higher availability and brand awareness created through new distribution channels. We have expanded our distribution points from individual retailers to large company retailers and supermarkets in the second half of the year. Our products have been introduced in supermarkets in large cities such as Shanghai, Beijing, and Nanjing. This expansion along with increased production has been the major factor of our increase in products sales for 2007.

Gross Profit Margin

Gross profit margin for the year ending December 31, 2007 was 34.0% compared to
42.1 % for the year ending December 31, 2007. The decline in gross profit margin is due to the increase of sales of less profitable green rice. In 2006, our organic rice made up about 56% of our sales with green rice making up the rest. Organic rice had a profit margin of approximately 55% and green rice had a margin of 21% due to high sale prices for organic rice. In 2007, our green rice sales increased significantly resulting in organic rice now making up about 15% of sales and green rice sales representing about 85% of the revenues. Gross profit margins in 2007 were about 57% for organic rice and 27% for green rice. Shipments of green rice reached 49,500 tons and organic rice shipments reached 3,500 tons in 2007.

Gross profit was up two percentage points for organic rice in 2007 due to improvements in the sales price while the costs remained constant. Green rice's gross profit margin increased by approximately six percentage points due to a higher mix of sales of the boxed green rice, which sells for a higher unit price as compared to bagged green rice.

Our business focus is to increase production in both organic and green rice. However, due to capital, technology, environment constraints, and certain organic certification restrictions, expansion of organic rice production is more constrained as compared to green rice. Our organic rice plantation is constantly being researched and developed to improve production levels while complying with the "organic" requirements. The significant increase in green rice production in 2007 is in part attributed to signing an agreement with Xinmiao Grain Depot which acquires green rice product for us and another agreement with Wukeshu Grain Depot to process roughly 42,000 tons of green rice annually for China Organic Agriculture.

Selling, General and Administrative Expense

Selling, general and administrative expense for the year ending December 31, 2007 totaled $1,556,350 or approximately 3.5% of net sales, compared to $364,500 or approximately 4.0% for the year ending December 31, 2006. Our expenses increased due largely to accommodate the expansion of our sales level. This has required additional staff at the distribution centers and related costs, as well as increased advertising promotion.

Income from Operations and Net Income

Income from operations for the year ending December 31, 2007 was $13,561,254 or
30.5 % of net Sales as compared to income from operations of $3,427,270 for the year ending December 31, 2006 or 38.1% of net Sales. Net income was $13,492,590 or 30.3% of net Sales for the year ending December 31, 2007, compared to $3,431,097 or 38.1 % of net Sales for the year ending December 31, 2006.

Both of these increases reflect the higher sales level discussed previously.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $9,697,793, current assets totaled $15,152,917, and current liabilities were $920,315 at December 31, 2007. Working capital at December 31, 2007 was $14,232,602. We believe that the funds available to us are adequate to meet our operating needs for the remainder of 2008.

Cash Flow

                                                          Year Ended December 31
                                                       ------------------------------
                                                           2007               2006
                                                       -----------        -----------
Net cash provided by operating activities              $ 9,696,012        $ 3,147,011
Net cash used in investing activities                  $  (852,041)       $   (32,490)
Net cash provided (used in) financing activities       $        --        $(3,429,165)
Effects of exchange rates on cash                      $   537,361        $     4,527
Net cash flow                                          $ 9,697,793        $   316,461

Net Cash Provided by Operating Activities

During the twelve months ended December 31, 2007, we had positive cash flow from operating activities of $9,696,012, primarily attributable to net income of $13,879,376. The cash provided by operating activities in 2007 represents an increase of $6,481,015 over the 2006 level of $3,147,001, which was primarily attributable to net income of $3,348,317. In 2007, we had a significant increases in accounts receivable ($1,122,361), inventory ($2,739,639), as well as accounts payable and accrued expenses ($899,690)

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $852,041 for the construction of new production lines and facilities during fiscal 2007. These constructions were financed by cash flows from operating activities.

We anticipate that our available funds and cash flows generated from operations will be sufficient meet our anticipated on-going operating needs for the next twelve (12) months. However, we will likely raise additional capital in order to fund our ongoing constructions and acquisitions. We expect to raise those funds though credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. There can be no guarantee that we will be able to obtain such funding, whether through the insurance of debt or equity, on terms satisfactory to management and our board of directors.

      In connection with the acquisition of the Bellisimo Winery we incurred debt in the amount of $8,515,000 for which we granted the lender a first lien on the Winery. This debt bears interest at an initial rate of 7.7% per annum and is repayable in varying monthly payments over a period of 20 years. In addition, we received an advance of an additional $6,216,000 used to purchase the Winery, at 4% interest over a 5 year term.

      We have previously announced our intention to acquire Dalian Baoshui District Huiming Trading Limited. This acquisition remains subject to our due diligence and there can be no assurance that it will be consummated. If we were to complete this acquisition, it is likely that we would have to issue additional debt or equity securities, including debt or equity issued to the shareholders of Dalian as part of the purchase price. There is no assurance that the funds needed to acquire Dalian will be available to us or, if available, that the terms will be commercially reasonable.

Item 8. Financial Statements and Supplementary Data.

The financial information required by this item is set forth beginning on page F-1 appearing after the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On March 28, 2007, we appointed the firm of Morgenstern, Svoboda & Baer, CPAs, P.C. ("New Auditor") as our independent auditor and dismissed the firm of Pender Newkirk & Company LLP ("Former Auditor"), which had served as our independent auditor until that date. The Former Auditor was our auditor prior to the acquisition by our company of ErMaPao and China Organic Agriculture, Ltd.

      The reports of the Former Auditor on our financial statements for the fiscal years ended December 31, 2005 and December 31, 2006 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles. During the fiscal years ending December 31, 2005 and December 31, 2006 and the period from December 31, 2006 to March 28, 2007, the Company did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

Item 9A.  Controls and Procedures.

      The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's employees accumulate this information and communicate it to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

      There has not been any change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Our directors, executive officers and key employees are:


      Name               Age             Title

      Changqing Xu       37              Chief Executive Officer
      Xuefeng Guo        34              Chief Financial Officer and Secretary
      Huizhi Xiao        46              Chairman and Director
      Shujie Wu          38              Director
      Zhouzhe Jin        68              Director
      Jingyong Ma        56              Director

Huizhi Xiao was elected Chairman of our Board of Directors on June 4, 2007, and Zhouzhe Jin and Jingyong Ma were appointed on July 18, 2007 and August 1, 2007, respectively. Shujie Wu was appointed a director on March 30th 2007. Xuefeng Guo was appointed CFO on November 7, 2007, and Changqing Xu was appointed CEO on December 7, 2007. The business experience of each director and executive officer of the Company is set forth below.

Changqing Xu was from 2002 to December 2007 the CEO of food distributor Hubei Tianjian Limited, in charge of the company's investment plans and policies as well as management and market expansion. During this time, he worked with local agricultural universities to improve rice grain quality and increase grain production, and negotiated exclusive retail agreements in the Hubei and Hunan area as well. Prior to joining Hubei, Mr. Xu served as COO of Shanghai Huaying Investments Limited, in charge of market planning, internal control, financing, and asset restructuring, and was a market manager and managing director of Shenzhen Fuxing Printing Company Limited, in charge of sales and promotions of its products.

Xuefeng Guo specializes in financial management and has successfully held, over the past five years, significant positions in the investment, finance and banking industries. He holds an MBA from the University of Shandong. Until December 2002, Mr. Guo was Deputy Manager of Tianlishou Medicine Factory, in Shandong. From January 2003 to present, he was deputy Manager of Beijing Mingtian Capital Holding Limited.

Huizhi Xiao graduated from Jilin Agricultural University and is a senior agronomist with many years of experience in the food processing industry, particularly in rice processing. He is a prominent figure in the China's agriculture industry with a reputation as an innovator with extensive management experience through several past enterprises. From 1990-2002 he was General Manager of Qianguo District Guangsha Construction Company. From 2002 to the present he has served as President of Songyuan City ErMaPao Green Rice Limited, now our subsidiary.

Shujie Wu served from 2002 to 2004 as Chairman of Dongguan Shijin Market Investment Company Limited. From 2003 to 2005, Wu served as Chairman of Guangzhou City Weirong Investment Consulting Company Limited, and from 2005, to 2007, served as Managing Director of Jiayuanfen International Investments Company Limited.

Zhouzhe Jin is a senior agronomist and recipient of the "National Special Contributions" Award. Jin graduated from Yanbian Agricultural College, and thereafter was assigned to Jilin Province Qianguo District's Agricultural Bureau on agricultural systems. In December 1969, he was delegated to Qianguo District Jilatu Agricultural Station. He also served as deputy mayor of Jilatu. While working with the agricultural bureau, Jin conducted agricultural scientific experiments such as paddy field phosphorus test, dry seeding, courtyard seeding, formulated fertilization of rice, and the "Three Dry Cultivation Methods".

Jingyong Ma is an agricultural specialist and researcher. Since 1970, Mr. Ma has been a lecturer to the graduate students of the Jilin Agricultural Academy, while also conducting research on quality of rice grains, new varieties of rice breeding, and rice grain breeding genetics. Since January 2005, Mr. Ma has been retained by the Company as a rice grain specialist and consultant. Mr. Ma has developed a variety of new species of grains which are of high quality, high production value, and high resistance to disease and blight. Mr. Ma was commended in 1998 for outstanding contributions of young technical professionals in Jilin and was awarded the State Council's "Government's special allowances" in 2001.

      Corporate Governance: Board Committees and Independent Directors

      Our Board of Directors did not hold any meetings during 2007, though it did act by Unanimous Written Consent.

Compensation of Directors

      None of our directors received compensation from the Company for serving in such position during 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers, directors and 10% stockholders complied with these reporting requirements with respect to 2007.

Code of Ethics

      We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to prepare a Code of Ethics in the near future

Item 11. Executive Compensation.

      The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, our principal executive officer for services provided in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2007, and the amounts awarded to, earned by, or paid to that individual for the fiscal year ended December 31, 2006. No other executive officer or former executive officer received more than $100,000 in compensation for the fiscal year ended December 31, 2007.

                           Summary Compensation Table

                                                          Non-equity        Change in pension value and
  Name and                          Stock   Option      incentive plan         nonqualified deferred         All other
 principal          Salary  Bonus   awards  awards       compensation          compensation earnings       compensation   Total
  position    Year   ($)     ($)     ($)      ($)            ($)                        ($)                     ($)        ($)
     (a)      (b)    (c)     (d)     (e)      (f)            (g)                        (h)                     (i)        (j)
--------------------------------------------------------------------------------------------------------------------------------
Changqing Xu
CEO           2007  $8,000   N/A     N/A      N/A            N/A                        N/A                     N/A      $8,000
--------------------------------------------------------------------------------------------------------------------------------
Changqing Xu
CEO           2006  N/A      N/A     N/A      N/A            N/A                        N/A                     N/A      N/A
--------------------------------------------------------------------------------------------------------------------------------
Xuefeng Guo
CFO &         2007  $8,000   N/A     N/A      N/A            N/A                        N/A                     N/A      $8,000
Secretary
--------------------------------------------------------------------------------------------------------------------------------
Xuefeng Guo
CFO &         2006  N/A      N/A     N/A      N/A            N/A                        N/A                     N/A      N/A
Secretary
--------------------------------------------------------------------------------------------------------------------------------
Huizhi Xiao   2007  $        N/A     N/A      N/A            N/A                        N/A                     N/A      $8,000
Chairman            8,000
--------------------------------------------------------------------------------------------------------------------------------
Huizhi Xiao   2006  $7,692   N/A     N/A      N/A            N/A                        N/A                     N/A      $7,692
Chairman

Outstanding Equity Awards at Fiscal Year-End

      We did not grant options, or make stock awards, to any of our executive officers in 2007, nor were any outstanding as of December 31, 2007.

      We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer.

      We have not entered into an employment or consulting agreement with any of our executive officers or directors. Except as disclosed below under the caption "Compensation of Directors," we have not paid or accrued any fees to any of our directors for serving as a member of our Board of Directors. We do not have any retirement, pension, profit sharing or stock option plans or insurance or medical reimbursement plans covering our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information as of March 28, 2008 concerning the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. As of March 28, 2008, we had outstanding 51,548,776 shares of common stock. Under SEC rules, a person is deemed to be the beneficial owner of securities that he may acquire within 60 days upon the exercise of warrants or options, or conversion or exchange of other of our securities. The percent of common stock owned by each beneficial owner is determined assuming the acquisition by him (but not any other beneficial owner) of all shares he may acquire within 60 days upon exercise, conversion of exchange of all derivative securities. Except as otherwise indicated, the address for each beneficial owner is c/o. the Company, Jilin Province Songyuan City ErMaPao Green Rice Limited, East Ping Feng Xiang Zheng Fu, Qian Guo District Songyuan City, Jilin Province, P.R. China 131108

--------------------------------------------------------------------------------
                Name and Address of                  Amount and         Percent
                 Beneficial Owner                     Nature of         Of Class
                                                      Beneficial
                                                        Owner
--------------------------------------------------------------------------------
Xia Wu                                               15,000,000           29.1
--------------------------------------------------------------------------------
Huizhi Xiao                                          10,114,873           19.6
--------------------------------------------------------------------------------
Luxesource International Limited                      6,175,975           12.0
Shennan Zhong Road, PO Box 031-072
Shenzhen 518000, China
--------------------------------------------------------------------------------
Simple (Hong Kong) Investment & Management            2,882,121            5.6
Company Limited
Shennan Zhong Road, PO Box 031-072
Shenzhen 518000, China
--------------------------------------------------------------------------------
First Capital Limited                                 2,744,878            5.3
--------------------------------------------------------------------------------
China US Bridge Capital Limited                       2,744,878            5.3
--------------------------------------------------------------------------------
Changqing Xu                                              0                 0
--------------------------------------------------------------------------------
Xuefeng Guo                                               0                 0
--------------------------------------------------------------------------------
Shujie Wu                                                 0                 0
--------------------------------------------------------------------------------
Zhouzhe Jin                                               0                 0
--------------------------------------------------------------------------------
Jingyong Ma                                               0                 0
--------------------------------------------------------------------------------
Officers and Directors as a group (6 persons)        10,114,873           19.6%
--------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions.

      In connection with the acquisition by the Company of China Organic Agriculture Limited ("COA"), the BVI holding Company, the Company issued to the shareholders of COA, Huizhi Xiao, Luxesource International Limited, JK Friedman Capital Limited, Shenzhen Huaying, Guaranty and Investment Company Limited, First Capital Limited, Simple (Hong Kong) Investment & Management Company Limited and China US Bridge Capital Limited an aggregate of 27,448,776 shares of the Company's common stock.

Item 14. Principal Accounting Fees and Services.

      During fiscal year 2007 and fiscal year 2006, the aggregate fees which we paid to or were billed by Morgenstern, Svoboda, & Baer, CPA's, P.C. for professional services, which only included audit fees, were as follows:

                                             Fiscal Year Ended December 31,
                                           --------------------------------
                                             2007                    2006
Audit Fees (1)                             $21,000
Audit-Related Fees (2)                     $22,500
All Other Fees (3)

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-QSB, and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

(2) Fees, if any, for assurance and related services that are traditionally performed by our independent registered public accounting firm, such as audit attest services not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

(3) Fees for tax compliance. Tax compliance generally involves preparation of original and amended tax returns, claims for refunds and tax payment planning services.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this Report:

      1. Financial Statements

      Our Consolidated Financial Statements required by this Section appear in a separate section beginning on page F-1 of this Report.

      2. Financial Statement Schedules

      None

      3. Exhibits

Exhibit No.        Description
--------------------------------------------------------------------------------
2.1 Articles and Plan of Exchange between Registrant and Industrial Electric Services LLC, incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form 10SB-2 filed on November 1, 2005.

3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10SB-2 filed November 1, 2005.

3.2 Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10SB-2 filed on November 1, 2005.

3.3 Operating Agreement of Industrial Electric Services LLC, incorporated herein by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form 10SB-2 filed on November 1, 2005.

3.4 Articles of Amendment to the Articles of Incorporation, changing the name from Industrial Electric Services, Inc. to China Organic Agriculture, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 10, 2007.

4.1 Warrants, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.1 Promissory Note, incorporated herein by reference to Exhibit 10 to the Registrant's Registration Statement on Form 10SB-2 filed on November 1, 2005.

10.2 Agreement by and among Edward Lynch, Keith Yates and Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 21, 2006.

10.3 Promissory Note, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-KSB filed on February 16, 2007.

10.4 Assignment by and between International Machinery Movers, Inc. and individuals listed on Exhibit B, incorporated herein by reference to
      Exhibit 10.2 to the Registrant's Form 10-KSB filed on February 16, 2007.

10.5 Stock Purchase Agreement by and between Edward Lynch and Xia Wu, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2007.

10.6 Agreement and Plan of Merger by and among Registrant, INEL Merger Sub, Inc., China Organic Agriculture Limited, ("COA"), and the shareholders of COA, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2007.

10.7 Form of Standby Equity Distribution Agreement between Registrant, and each of the investors set forth on the signature page, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2007.

10.8 Agricultural Partnership Agreement between Registrant and Xinmiao Grain Depot, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2007.

10.9 Agriculture Processing Partnership Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant and Wukeshu Grain Depot, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2007.

10.10 Retailing Agreement between ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant and Changchun City Huaxing Foods Ltd., incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 4, 2007.

10.11 Retailing Agreement between ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant and Songyuan City Grain and Oil Company, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 9, 2007.

10.12 Cooperation Agreement between Registarant and Jilin Agriculture University, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.13 Agricultural Partnership Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Xinmiao Grain Depot, incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.14 Agriculture Processing Partnership Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Wukeshu Grain Depot, incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.15 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Changchun City Huaxing Foods Limited, incorporated herein by reference to Exhibit
      10.4 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.16 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Songyuan City Ningjian District Shunda Grain and Oil Company, incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.17 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Changchun City Qinghai Grain and Oil Company, incorporated herein by reference to
      Exhibit 10.6 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.18 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Songyuan City Ningjian District Shunda Grain and Oil Company, incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.19 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Songyuan City Tongda Grain and Oil Company, incorporated herein by reference to
      Exhibit 10.8 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.20 Promissory Note dated February 25, 2008 between China Organic Agriculture, Inc. and Mr. Xi Rong Xu.

10.21 Promissory Note dated February 28, 2008 between Transamerica Life Insurance Company and China Organic Agriculture, Inc.

10.22 Agreements regarding the February 29, 2008 purchase of Bellisimo Vineyard.

21.1  List of Subsidiaries

31.1  Certification of Chief Executive Officer Pursuant to Section 302

31.2  Certification of Chief Financial Officer Pursuant to Section 302

32.1  Certification of Chief Executive Officer Pursuant to Section 906

32.2  Certification of Chief Financial Officer Pursuant to Section 906

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008            CHINA ORGANIC AGRICULTURE, INC.


                                 By: /s/ Changqing Xu
                                     -------------------------------------------
                                         Changqing Xu
                                 Chief Executive Officer
                                 (principal executive officer)


                                 By: /s/ Xuefeng Guo
                                     -------------------------------------------
                                         Xuefeng Guo
                                 Chief Financial Officer
                                 (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2008 in the capacities indicated.


Signature                          Title


/s/ Huizhi Xiao                    Chairman and Director
-----------------
Huizhi Xiao


/s/ Shujie Wu                      Director
-----------------
Shujie Wu



/s/ Zhouzhe Jin                    Director
-----------------
Zhouzhe Jin



/s/ Jingyong Ma                    Director
-----------------
Jingyong Ma

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 and 2006

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                       3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Consolidated Balance Sheets                                                   4

Consolidated Statements of Income                                             5

Consolidated Statements of Cash Flows                                         6

Consolidated Statements of Stockholders' Equity                               7

Notes to  Consolidated Financial Statements                              8 - 17

MORGENSTERN, SVOBODA, & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM


Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have audited the accompanying consolidated balance sheets of China Organic Agriculture, Inc. ("Company") as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, consolidated statements of stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Organic Agriculture, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.


Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
March 26, 2008

                         CHINA ORGANIC AGRICULTURE, INC.

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2007 AND 2006

                                                           ASSETS                                     2007                  2006
                                                                                                  -----------           -----------
Current Assets
Cash and cash equivalents                                                                         $ 9,697,793           $   316,461
Accounts receivable, net                                                                            1,924,080               801,719
Inventory                                                                                           3,176,034               436,395
Trade deposits                                                                                         42,420                    --
Other receivables and prepayments                                                                     312,590                 3,284
                                                                                                  -----------           -----------
Total Current Assets                                                                               15,152,917             1,557,859

Property, plant & equipment, net                                                                    1,505,783               721,728

Intangibles, net                                                                                    3,304,776             3,444,220

                                                                                                  -----------           -----------
Total Assets                                                                                      $19,963,476           $ 5,723,807
                                                                                                  ===========           ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses                                                             $   179,783           $ 1,148,473
Due to related party                                                                                  364,865                    --
Taxes payable                                                                                         375,667                51,649
                                                                                                  -----------           -----------
Total Current Liabilities                                                                             920,315             1,200,122
Stockholders' Equity

Preferred stock, par value, $0.001 per share
    20,000,000 shares authorized, none outstanding                                                         --                    --
Common stock,  par value, "nil"                                                                     3,931,976             3,862,976
    1,000,000,000 shares authorized
    51,548,776 and 42,798,776 issued and outstanding
Additional paid in capital                                                                            420,525                    --
Statutory reserves                                                                                    824,168               824,168
Other comprehensive income                                                                            602,498                65,137
Retained earnings (deficit)                                                                        13,263,994              (228,596)
                                                                                                  -----------           -----------
Total Stockholders' Equity                                                                         19,043,161             4,523,685
                                                                                                  -----------           -----------
Total Liabilities and Stockholders' Equity                                                        $19,963,476           $ 5,723,807
                                                                                                  ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

                                                                                               2007                         2006
                                                                                          ------------                 ------------
Sales, net                                                                                $ 44,500,003                 $  9,002,345

Cost of sales                                                                               29,382,399                    5,210,575
                                                                                          ------------                 ------------
Gross profit                                                                                15,117,604                    3,791,770

Selling, general and administrative expenses                                                 1,556,350                      364,500
                                                                                          ------------                 ------------
Income from operations                                                                      13,561,254                    3,427,270
                                                                                          ------------                 ------------

Other expense (income)                                                                          70,295                       (3,827)
Interest (income)                                                                               (1,631)
                                                                                          ------------                 ------------
Income before income taxes                                                                  13,492,590                    3,431,097

Provision for income taxes                                                                          --                           --
                                                                                          ------------                 ------------
Net income                                                                                $ 13,492,590                 $  3,431,097
                                                                                          ============                 ============

Weighted average number of common shares, basic                                             51,548,776                   51,548,776
Weighted average number of common shares, dilutive                                          51,616,372                   51,548,776
Earnings per share of common stock:

Basic                                                                                     $       0.26                 $       0.07
Dilutive                                                                                  $       0.26                 $       0.07

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

                                                                                               2007                          2006
                                                                                           -----------                   -----------
Net Income                                                                                 $13,492,590                   $ 3,431,097

Other Comprehensive Income
   Foreign Currency Translation Adjustment                                                     537,361                         4,527
                                                                                           -----------                   -----------

Comprehensive Income                                                                       $14,029,951                   $ 3,435,624
                                                                                           ===========                   ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                  2007                      2006
                                                                                              -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $ 13,492,590              $ 3,431,097
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Stock based compensation                                                                       420,525                        --
   Depreciation and amortization                                                                  207,430                   196,751
   Loss on fixed assets retirements                                                                    --                     4,042
(Increase) /decrease in assets:
   Accounts receivables                                                                        (1,122,361)                 (207,606)
   Inventory                                                                                   (2,739,639)                  305,438
   Trade deposits                                                                                 (42,420)
   Other current assets                                                                          (309,306)                    5,365
Increase /(decrease) in current liabilities:
   Accounts payable and accrued expenses                                                         (899,690)                 (481,561)
   Due to related party                                                                           364,865                        --

Taxes payable                                                                                     324,018                  (106,915)
                                                                                              -----------               -----------

Net cash provided by operating activities                                                       9,696,012                 3,146,611
                                                                                              -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment                                                          (852,041)                  (32,490)
                                                                                              -----------               -----------
Net cash provided by Investing activities                                                        (852,041)                  (32,490)
                                                                                              -----------               -----------
CASH FLOWS FROM FINANCING  ACTIVITIES
Dividend                                                                                               --                (3,429,165)
                                                                                              -----------               -----------
Net Cash provided by (used in) Financing Activities                                            (3,429,165)
                                                                                              -----------               -----------
Effect of exchange rate changes on cash and cash equivalents                                      537,361                     4,927

Net change in cash and cash equivalents                                                         9,381,332                  (310,517)
Cash and cash equivalents, beginning balance                                                      316,461                   626,578
                                                                                              -----------               -----------
Cash and cash equivalents, ending balance                                                     $ 9,697,793               $   316,461
                                                                                              ===========               ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
   Income tax payments                                                                        $        --               $        --
                                                                                              ===========               ===========
   Interest payments                                                                          $        --               $        --
                                                                                              ===========               ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                   Common       Common      Additional                  Other          Retained           Total
                                    Stock        Stock         Paid       Statutory  Comprehensive     Earnings        Stockholders'
                                   Shares       Amount      In Capital    Reserves      Income         (Deficit)          Equity
                                   ------       ------      ----------    --------      ------         ---------          ------

Balance January 1, 2006          51,548,776  $ 3,931,976   $    -       $  481,110   $   60,610     $    112,530    $    4,586,226
Foreign currency translation
  adjustments                                                                             4,527                              4,527
Net income for the year ended
  12/31/06                                                                                             3,431,097         3,431,097

Dividend                                                                                              (3,429,165)       (3,429,165)

Transferred to statutory reserve                                           343,058                      (343,058)            -
                                 ----------  -----------   -----------  ----------   ----------     ------------    --------------
Balance December 31, 2006        51,548,776    3,931,976                   824,168       65,137         (228,596)        4,592,685
Foreign currency translation
  adjustments                                                                           537,361                            537,361
Net income for the year ended
  12/31/07                                                                                            13,492,590        13,492,590
Stock based compensation                                       420,525                                                     420,525
                                 ----------  -----------   -----------  ----------   ----------     ------------    --------------
Balance December 31, 2007        51,548,776  $ 3,931,976   $   420,525  $  824,168   $  602,498     $ 13,263,994    $   19,043,161
                                 ----------  -----------   -----------  ----------   ----------     ------------    --------------

  The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 1 - ORGANIZATION AND - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc.) ("IESI") was incorporated on August 5, 2005, in the state of Florida. The Company has three wholly owned subsidiaries. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao") was established in 2002 under the laws of the People's Republic of China. COA owns 100% of ErMaPao. Jilin Yutian of Organic Agriculture Co., Ltd ("Yutian") was founded in August 2007 under the laws of the People's Republic of China. It is owned 100% by ErMaPao. The Company is engaged in the business of rice production and processing.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. The Company's functional currency is the Chinese Yuan Renminbi; however, the accompanying consolidated financial statements have been translated and presented in U. S. Dollars. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of December 31, 2007 and 2006, and for the years then ended.

On March 15, 2007, CNOA, formerly IESI, through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of COA. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Translation Adjustment

As of December 31, 2007 and December 31, 2006, the accounts of China Organic Agriculture, Inc., were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the Chinese Yuan Renminbi as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There are no doubtful accounts as of December 31, 2007 and December 31, 2006.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. As of December 31, 2007 and December 31, 2006 inventories were $3,176,034 and $436,395, respectively, including finished goods, valued at $1,212,104 and $45,645, respectively. Raw material inventories as of December 31, 2007 and December 31, 2006 are valued at $ 1,963,930 and $ 390,750, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the preparation of the raw rice into the finished product.

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

                Real property                          20    years
                Machinery & equipment                  5-10  years
                Transportation equipment               5     years


Intangible Assets

In October 2005, the Company purchased land rights which expire in 2032. These intangible assets are amortized using the straight-line method over the term of the land rights. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets (continued)

on its review, the Company believes that, as of December 31, 2007, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales revenue is recognized at the date that our customers take delivery of the product at our distribution center when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's products are not returnable.

Advertising Costs

The Company expenses advertising costs as incurred. For the year ended December 31, 2007, advertising costs were $38,406. The Company does not provide rebates, slotting fees or cooperative advertising payments to its customers.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No.128"). SFAS No. 128 superseded APB No. 15. The basic earnings per share is based upon the weighted average number of common shares outstanding. Dilutive earnings per share is based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of warrants outstanding during 2007 is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assume to be repurchased with the proceeds realized upon the exercise of the warrants. The Company had no dilutive securities outstanding as of December 31, 2006.

                        CHINA ORGANIC AGRICULTURE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2007

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified base of customers who are located in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has one segment, the production and processing of rice.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that its adoption had a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140," ("SFAS No. 156"). Statement No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not believe that its adoption of this new standard had a material impact on its financial position, results of operations or cash flows.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In September, 2006, FASB issued SFAS Statement No. 157 "Fair Value Measurements," ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 improves financial reporting by requiring an employer to recognize the over-funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

In February, 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect of this pronouncement on financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 2 -PROPERTY, PLANT & EQUIPMENT

As of December 31, 2007 and December 31, 2006, Property, plant & equipment consist of the following:

                                                  12/31/2007         12/31/2006
                                                 -----------        -----------

            Construction in progress             $   793,557                 --

            Machinery & equipment                    285,959            240,203

            Real property                            579,989            579,988

            Transportation equipment                  61,302             48,575
                                                 -----------        -----------

             Total property, plant & equipment     1,720,807            868,766

            Accumulated depreciation                (215,024)          (147,038)
                                                 -----------        -----------
            Net property, plant & equipment      $ 1,505,783        $   721,728
                                                 ===========        ===========

During the years ended December 31, 2007 and 2006, depreciation expense was $ 68,986 and $59,863, respectively.

Note 3 - INTANGIBLE ASSETS

As of December 31, 2007 and December 31, 2006, Intangible assets consist of the following:

                                           12/31/2007         12/31/2006
                                           -----------        -----------

            Purchased land rights          $ 3,613,293        $ 3,613,293

            Accumulated amortization          (308,517)          (169,073)
                                           -----------        -----------

            Intangible assets              $ 3,304,776        $ 3,444,220
                                           ===========        ===========

During the years ended December 31, 2007 and 2006, amortization expense was $139,444 and $136,039 respectively.

The estimated future amortization expenses related to intangible assets as of December 31, 2007 are as follows:

           2008                 $   140,112
           2009                     140,112
           2010                     140,112
           2011                     140,112
           2012                     140,112
     Thereafter                 $ 2,604,216

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - INCOME TAXES

The Company's subsidiary, Jilin Province ErMaPao Green Rice Ltd, is governed by the Income Tax Laws of the People's Republic of China ("PRC"). Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. However, companies in the agricultural sector within the PRC typically receive an exemption from income tax. The Company has received a Notice of Exemption from income taxes and has no further information regarding if or when this exemption might be withdrawn.

Note 6 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $31,585 for the year ended December 31, 2007. The Company has no future minimum obligations as of December 31, 2007.

In May, 2007, China Organic Agriculture Inc. entered into a Fixed Price Standby Equity Distribution Agreement (the "Agreement") with six potential investors (the "Investors"). Pursuant to the Agreement, the Company could, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock, par value $.001 per share, for a total purchase price of up to $21 million (a per share purchase price of $1.05 per share). The Investors' obligation to purchase shares of common stock under the Agreement was subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Agreement.

The commitment period under the Agreement was to commence on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date"), or (ii) such earlier date as the Company and the Investors may mutually agree in writing.

The commitment period under the Agreement was to expire on the earliest to occur of (i) the date on which the Investors have purchased an aggregate amount of 20 million shares of our common stock under the Agreement, (ii) the date occurring eighteen months after the Effective Date, or (iii) the date the Agreement is earlier terminated as defined in the agreement. No sale or distribution of stock under this Agreement has been made. See Note 13 - Subsequent Events

Note 7 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, 10% of the wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory reserve fund until the balance reaches 50% of registered capital. Prior to January 1, 2006, an additional 5-10% was to be allocated to a statutory public affair fund. Effective January 1, 2006, there is now only the statutory reserve fund requirement. As of December 31, 2007 the statutory reserve fund had exceeded 50% of registered capital and thus no further allocation is required.

Statutory reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. The statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable in the form of cash dividends, loans or advances. These reserves are therefore not commonly available for distribution

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 7 - STATUTORY RESERVE (Continued)

As of December 31, 2007 and December 31, 2006, the Company had allocated $824,168 to these non-distributable reserve funds.

Note 8 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 9 - PRODUCT MIX AND MAJOR CUSTOMERS

In 2006, approximately 56% of the Company's revenue resulted from the sales of its "organic" rice and 44% came from the sale of its "green" rice variety. In 2007 there was a significant increase in the sale of the "green" rice, which made up approximately 85% of the Company's revenue, with the remaining 15% pertaining to the "organic" rice. The Company had one customer who accounted for more than 10% of revenues during the year ended December 31, 2007. One customer accounted for more than 10% of the Company's accounts receivable at December 31, 2007. There was no concentration for purchases or accounts payable.

Note 10 - RELATED PARTIES

The Company became indebted during the year to an affiliate of a related party, for advances made to third parties on behalf of the Company. As of December 31, 2007 the Company owed $364,865 to such stockholder. The amount is evidenced by an interest free promissory note payable upon demand.

During 2005 the Company received advances from related third parties totaling $41,750 which were repaid without interest in 2006.

During 2006 and 2005, the Company utilized office space and office amenities of a related entity. The Company recorded $900 and $3,600, respectively, for this as rent expense and considered the amount a contribution of capital.

During the year ended December 31, 2006 the company sold property and equipment with a net book value of $17,718 to a related party, former shareholder, who assumed debt of $20,740.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 11 - STOCK WARRANT AND OPTIONS

On April 19, 2007, the Company issued a warrant for 350,000 shares with an exercise price of $1.50. The warrants were issued for consulting services to be provided from April 19, 2007 to April 18, 2008. The warrant was exercisable immediately and expires on April 19, 2009. The holder has no voting or dividend rights. No warrants were exercised in 2007.

The Company expensed $420,525, representing the fair value of this warrant, as consulting fees during 2007, the year of vesting. The warrants were valued using the Black-Scholes option-pricing model at the

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 11 - STOCK WARRANT AND OPTIONS (Continued)

date of granting. The fair value of the warrant was calculated assuming 101% volatility, a term of the warrant of two years, a risk free rate of 2% and a dividend yield of 0%.

Expected volatility is based on the historical volatility of the Company's stock price. The expected term represents the period of time that the warrants remain outstanding. No dividend payouts were assumed, as the Company has no plans to declare dividends during the expected term of the warrants. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the warrants.

                                                    Exercise
                                      Total          Price ($)    Remaining Life
--------------------------------------------------------------------------------
OUTSTANDING, December 2006                 -
--------------------------------------------------------------------------------
Granted in 2007                      350,000           1.50        475 days
--------------------------------------------------------------------------------
Exercised in 2007                          -
--------------------------------------------------------------------------------
OUTSTANDING, December 2007           350,000
--------------------------------------------------------------------------------

The Company had no outstanding stock options during 2007 or 2006.

Note 12 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                               2007              2006
                                                                           -----------       -----------
Net income for basic and diluted earnings per share                        $13,492,590       $ 3,431,097

Weighted average shares of common stock for basic earnings per share        51,548,776        51,548,776

Dilutive effect of stock warrants                                               67,596                --

Adjusted weighted average shares of common stock for diluted
earnings per share                                                          51,616,372        51,548,776

Basic earnings per share                                                   $      0.26       $      0.07

Diluted earnings per share                                                 $      0.26       $      0.07

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 13 - SUBSEQUENT EVENTS

On December 12 2007, the Company announced that it had entered into a letter of intent to acquire Dalian Baoshui District Huiming Trading Limited ("Dalian"). The acquisition remains subject to the Company's due diligence. Dalian is engaged in grain procurement, international and domestic trading, wholesale sales, and food delivery logistic services. Its main products include soybeans, corn and cereal crops, which are major products from the Northeast part of China. Dalian's sales are concentrated in the provinces of Liaoning, Jiling, Heilongjiang, Sichuan, and Fujian, as well as the cities of Beijing and Shanghai.

On February 29, 2008, we purchased the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. A portion of the purchase price, $8,515,000, was paid with funds provided by a commercial US lender which was granted a first lien on the property. The balance of the purchase price was financed with third party debt of approximately $6,235,000 on terms yet to be settled. Bellisimo Vineyard provides Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines.

On March 25, 2008, the Company and the group of six investors mutually agreed to terminate the Fixed Price Standby Equity Distribution Agreement they had entered in May, 2007. No shares were sold or distributed under the Agreement by, to or among any of the parties, and none of the parties have any rights remaining under the Agreement or arising out of the termination of the Agreement.