Form 10-K/A
period 2007-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-05-02
CIK 1337826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT No. 1 TO
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                        Commission file number 000-52430

                         China Organic Agriculture, Inc.
             (Exact name of registrant as specified in its charter)

           Florida                                           20-3505071
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


             Jilin Province Songyuan City ErMaPao Green Rice Limited
                East Ping Feng Xiang Zheng Fu, Qian Guo District Songyuan City, Jilin Province, P.R. China 131108
               (Address of principal executive offices) (Zip Code)

                                 (310) 441-9777
               Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
     None


Securities registered pursuant to section 12(g) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
     Common Stock, Par Value $0.001


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company)
                                                   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| No |X|

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

DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

This amendment is being filed solely to correct or supplement certain of the disclosures, described below, in the following Items in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      To amend the Company's "Net Cash Provided by Operating Activities" to properly describe a property acquired by the Company.

Item 8. Consolidated Financial Statements:

      To amend Note 5 (Income Taxes) to disclose changes in the tax policies of the People's Republic of China which will affect the Company's business beginning January 1, 2008;

      To amend Note 13 (Subsequent Events) to revise the description of an acquisition by the Company which is currently pending the completion of due diligence, and to more fully describe the Company's acquisition of the Vineyard it purchased in first quarter 2008.

Item 9A. Controls and Procedures:

      To amend certain statements in management's report relating to the adequacy of the Company's controls and procedures.

Item 10. Director, Executive Officers and Corporate Governance:

      To amend the disclosure concerning fees paid to independent directors.

PART IV.

      To supply signed and dated consents which were inadvertently omitted from the Form 10-K as originally filed on March 31, 2008.

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

On December 12 2007, the Company announced that it had entered into a letter of intent to acquire the Dalian Baoshui District Huiming Trading Limited ("Dalian"). The acquisition is pending due diligence which is not likely to be completed until late May. Dalian is engaged in grain procurement, international and domestic trading, wholesale sales and food delivery logistic services. Its main products include including soybeans, corn, and cereal crops, which are major products from the Northeast part of China. Sales to consumers are made in national regions including Liaoning Province, Jiling Province, Heilongjiang Province, Sichuan Province, Fujian Province, Beijing, and Shanghai.

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

      Management believes that the cost of complying with government regulations currently applicable to the Company's business will not have a material impact upon the Company's results of operations.

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


      In connection with the acquisition of the Bellisimo Vineyard we incurred debt in the amount of $8,515,000 for which we granted the lender a first lien on the Winery. This debt bears interest at an initial rate of 7.7% per annum and is repayable in varying monthly payments over a period of 20 years. In addition, we received an advance of an additional $6,216,000 used to purchase the Winery, at 4% interest over a 5 year term.


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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that except as set forth in the following sentence, the Company's disclosure controls and procedures were effective at the reasonable assurance level. In late March, 2008, the representatives of the Company responsible for disclosure of material events in accordance with U.S. federal securities laws determined that in February 2008 the Company had completed, but not reported, an acquisition that should have been disclosed under Item 2.01 of Form 8-K. In mid-April 2008, the Company's representatives also determined that the Company had inadvertently failed to disclose under Item 7.01 of Form 8-K a change in the enterprise tax policy of the People's Republic of China which will require the Company to establish and maintain a reserve for taxes which it previously had not been obliged to pay.

To facilitate the communication of information to its representatives responsible for disclosure of material events, the Company has instituted a program of bi-weekly conference calls at which its officers and advisors will advise and discuss with those of its representatives responsible for disclosure the Company's business and financial activities.

There has not been any change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Compensation of Directors


      The following table sets forth a summary of compensation paid to the Companys directors as of December 31, 2007:

                                             Option    All other
Name                 Fees paid in cash       awards   compensation    Total
-----------------    -----------------       ------   ------------    -----
Shujie Wu             $1,127 / month         $  0         N/A        $10,143
Zhouzhe Jin           $1,127 / month         $  0         N/A        $ 6,010
Jingyong Ma           $1,127 / month         $  0         N/A        $ 5,635


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


                                    CHINA ORGANIC AGRICULTURE, INC.

Dated: April 30, 2008
                                    By: /s/ Changqing Xu
                                        ----------------------------------------
                                            Changqing Xu
                                    Chief Executive Officer
                                    (principal executive officer)


                                    By: /s/ Xuefeng Guo
                                        ----------------------------------------
                                            Xuefeng Guo
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 30, 2008 in the capacities indicated.

Signature                          Title


/s/ Huizhi Xiao                    Chairman and Director
--------------------
Huizhi Xiao


/s/ Shujie Wu                      Director
--------------------
Shujie Wu


/s/ Zhouzhe Jin                    Director
--------------------
Zhouzhe Jin


/s/ Jingyong Ma                    Director
--------------------
Jingyong Ma

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

Note 5 - INCOME TAXES


The Company's subsidiary, Jilin Province ErMaPao Green Rice Ltd, is governed by the Income Tax Laws of the People's Republic of China ("PRC"). Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became potentially liable for income taxes at a rate of 25% of net income. However, the Company may be exempt from this tax based upon its involvement in the abovementioned employment program, and has applied for the exemption. As of the date hereof, no decision has been received regarding this application. The Company will accordingly pay the tax on its earnings during Fiscal Year 2008, with the expectation that any payments would be refunded if the Company is allowed the exemption.


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

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 13 - SUBSEQUENT EVENTS


On December 12, 2007, the Company announced that it had entered into a letter of intent to acquire Dalian Baoshui District Huiming Trading Limited ("Dalian Huiming"). The Company has tentatively decided to acquire 60% of Dalian Huiming with the purchase price to be paid 50% in cash and 50% in stock of the Company, subject to completion of due diligence. Dalian Huiming is engaged in grain procurement, international and domestic trading, wholesale sales, food delivery and logistic services, and its main products include soybeans, corn, and cereal crops, which are major products from the Northeast part of China. Dalian Huiming's products are distributed mainly in the regions of Liaoning, Jiling, Heilongjiang, Sichuan, and Fujian, as well as the cities of Beijing and Shanghai. The acquisition of Dalian Huiming is intended to enable CNOA to have a more fully established distribution channel for its products.

On February 29, 2008, we purchased the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. A portion of the purchase price, $8,515,000, was paid with funds provided by a commercial US lender which was granted a first lien on the property. The balance of the purchase price was financed with third party debt of approximately $6,235,000 [on terms yet to be settled. Bellisimo Vineyard provides small amounts of Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines. The Company has determined to treat this purchase as an acquisition of real estate.


On March 25, 2008, the Company and the group of six investors mutually agreed to terminate the Fixed Price Standby Equity Distribution Agreement they had entered in May, 2007. No shares were sold or distributed under the Agreement by, to or among any of the parties, and none of the parties have any rights remaining under the Agreement or arising out of the termination of the Agreement.