Form 10-Q
period 2008-03-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-05-15
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-52430

                         CHINA ORGANIC AGRICULTURE, INC.
           (Exact name of small business as specified in its charter)

            Florida                                      20-3505071
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

             Jilin Province Songyuan City ErMaPao Green Rice Limited
                East Ping Feng Xiang Zheng Fu, Qian Guo District
                Songyuan City, Jilin Province, P.R. China 131108

                    (Address of principal executive offices)

                                 (310)-441-9777
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    51,548,776 shares of Common Stock, $0.001 per share, as of May 13, 2008.

                                TABLE OF CONTENTS

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.

Report of Independent Registered Public Accounting Firm ...................... 3

Condensed Consolidated Financial Statements................................... 4

Consolidated Balance Sheet as of March 31, 2008 (unaudited)
and December 31, 2007......................................................... 4

Consolidated Statements of Income for the three month periods ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)............... 5

Consolidated Statement of Cash Flow for the three month periods ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)............... 7

Consolidated Statement of Stockholders' Equity................................ 8

Notes to Condensed Consolidated Financial Statements.......................... 9

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........23

Item 4T. Controls and Procedures..............................................23

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.................................................24
Item 1A     Risk Factors......................................................24
Item 2      Unregistered Sales of Equity Securities ..........................24
Item 3      Defaults Upon Senior Securities...................................24
Item 4      Submission of Matters to a Vote of Security Holders...............24
Item 5      Other Information.................................................25
Item 6.     Exhibits .........................................................25

SIGNATURES....................................................................26

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

                          PART I. FINANCIAL INFORMATION

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                        3

Consolidated Balance Sheets                                                    4

Consolidated Statements of Income                                              5

Consolidated Statements of Comprehensive Income                                6

Consolidated Statements of Cash Flows                                          7

Consolidated Statements of Stockholders' Equity                                8

Notes to  Consolidated Financial Statements                               9 - 19

MORGENSTERN, SVOBODA, & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have reviewed the accompanying consolidated balance sheets of China Organic Agriculture, Inc. as of March 31, 2008 and the consolidated statements of operations for the three months ended March 31, 2008 & 2007 and consolidated statements of cash flows and shareholders equity for the three months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of China Organic Agriculture, Inc. as of December 31, 2007 and the related consolidated statements of income retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated March 26, 2008 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
May 9, 2008

                         CHINA ORGANIC AGRICULTURE, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2008 AND DECEMBER 31, 2007

                                                                 3/31/2008       12/31/2007
                                      ASSETS                    (Unaudited)
                                                                 ---------       ----------
Current Assets
Cash and cash equivalents                                       $12,401,538     $ 9,697,793
Accounts receivable, net                                          6,215,184       1,924,080
Inventory                                                         1,981,659       3,176,034
Trade deposits                                                           --          42,420
Other receivables and prepayments                                   183,410         312,590
                                                                -----------     -----------
Total Current Assets                                             20,781,791      15,152,917

Property, plant & equipment, net                                 16,070,084       1,505,783
Mortgage costs - net                                                149,622              --
Intangibles, net                                                  3,267,074       3,304,776
                                                                -----------     -----------
Total Assets                                                    $40,268,571     $19,963,476
                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Mortgages payable - current                                     $    87,000     $        --
Accounts payable and accrued expenses                             3,890,185         179,783
Due to related party                                                460,218         364,865
Taxes payable                                                       493,401         375,667
                                                                -----------     -----------
Total Current Liabilities                                         4,930,804         920,315
Long Term Debt
Mortgages payable - net of current                                8,421,020              --
Note Payable - related party                                      6,216,000              --
                                                                -----------     -----------
Total Long-term debt                                             14,637,020              --

Stockholders' Equity

Preferred stock, par value, $0.001 per share
  20,000,000 shares authorized, none outstanding                         --              --
Common stock,  par value, "nil"                                   3,931,976       3,931,976
  1,000,000,000 shares authorized,
  51,548,776 and 51,548,776 issued and outstanding
Additional paid in capital                                          437,971         420,525
Statutory reserves                                                  824,168         824,168
Other comprehensive income                                        1,267,033         602,498
Retained earnings                                                14,239,599      13,263,994
                                                                -----------     -----------
Total Stockholders' Equity                                       20,700,747      19,043,161
                                                                -----------     -----------
Total Liabilities and Stockholders' Equity                      $40,268,571     $19,963,476
                                                                ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three Months Ending March 31
                                                        2008            2007
                                                   ------------    ------------
Sales                                              $  7,521,596    $  4,116,721

Cost of sales                                         5,448,708       2,310,092
                                                   ------------    ------------
Gross profit                                          2,072,888       1,806,629

Selling, general and administrative expenses            569,553          87,546
                                                   ------------    ------------
Income from operations                                1,503,335       1,719,083
                                                   ------------    ------------

Other expense (income)
  Interest expense                                       64,607              --
  Interest income                                       (19,983)         (1,412)
                                                   ------------    ------------

Income before income taxes                            1,458,711       1,720,495

Provision for income taxes                              483,105              --
                                                   ------------    ------------
Net income                                         $    975,606    $  1,720,495
                                                   ============    ============

Average shares (Basic and Diluted)                   51,548,776      51,548,776

Earnings per share of common stock:

  Basic                                            $       0.02    $       0.03
  Diluted                                          $       0.02    $       0.03

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                   Three Months Ending March 31
                                                      2008              2007
                                                  -----------       -----------
Net Income                                        $   975,606       $ 1,720,495

Other Comprehensive Income
   Foreign Currency Translation Adjustment            664,535              (510)
                                                  -----------       -----------

Comprehensive Income                              $ 1,640,141       $ 1,719,985
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ending March 31
                                                                           2008                2007
                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $    975,606        $  1,720,495
Adjustments to reconcile net income to net cash
provided by operating activities:
  Payment of debt with share issuance                                           --              69,000
  Stock based compensation                                                 143,027                  --
  Depreciation and amortization                                             72,620              50,166
(Increase) / decrease in assets:
  Accounts receivables                                                  (4,291,104)           (931,799)
  Inventory                                                              1,194,375            (542,984)
  Trade deposits                                                            42,420                  --
  Other current assets                                                       3,599              (9,980)
Increase / (decrease) in current liabilities:
  Accounts payable and accrued expenses                                  3,710,402            (570,133)
  Due to related party                                                      95,353                  --
  Taxes payable                                                            117,734              (3,747)
                                                                      ------------        ------------

Net cash provided (used) by operating activities                         2,064,032            (218,982)
                                                                      ------------        ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property & equipment                                     (14,598,804)                 --
                                                                      ------------        ------------
Net cash used by Investing activities                                  (14,598,804)                 --
                                                                      ============        ============
CASH FLOWS FROM FINANCING  ACTIVITIES
Mortgage payable                                                         8,357,982                  --
Advance from related party                                               6,216,000                  --
                                                                      ------------        ------------
Net cash provided by Financing Activities                               14,573,982                  --
                                                                      ------------        ------------
Effect of exchange rate changes on cash and cash equivalents               664,535                (510)

Net change in cash and cash equivalents                                  2,703,745            (219,492)
Cash and cash equivalents, beginning balance                             9,697,793             316,461
                                                                      ------------        ------------
Cash and cash equivalents, ending balance                             $ 12,401,538        $     96,969
                                                                      ============        ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
  Income tax payments                                                 $    365,371        $      3,747
                                                                      ============        ============
  Interest payments                                                   $     64,607        $         --
                                                                      ============        ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

                                            Common Stock
                                     ------------------------                                  Other                       Total
                                      Number of               Additional Paid  Statutory   Comprehensive    Retained   Stockholders'
                                       Shares        Amount      In Capital     Reserves      Income        Earnings      Equity
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 2007            51,548,776     3,931,976       420,525       824,168       602,498    13,263,994    19,043,161

Foreign currency translation
adjustments                                  --            --            --            --       664,535            --       664,535

Net income for the period
ended 3/31/08                                --            --            --            --            --       975,606       975,606

Stock based compensation                     --            --        17,446            --            --            --        17,446
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance March 31, 2008               51,548,776   $ 3,931,976   $   437,971   $   824,168   $ 1,267,033   $14,239,599   $20,700,747
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc.) ("IESI") was incorporated on August 5, 2005, in the state of Florida. The Company operates through a number of wholly owned subsidiaries. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd. ("ErMaPao") was established in 2002 under the laws of the People's Republic of China ("PRC"). COA owns 100% of ErMaPao. Jilin Yutian of Organic Agriculture Co., Ltd ("Yutian") was founded in August 2007 under the laws of the People's Republic of China, and is owned 100% by ErMaPao. The Company is engaged in the business of the production, processing and sale of rice. Ankang Agriculture (Dalian) Co., Ltd ("Dalian") was founded in January 2008 under the laws of the People's Republic of China. It is owned 100% by Hong Kong Ankang Investments Co., Ltd ("Ankang"), which is 100% owned by COA.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of March 31, 2008 and 2007, and for the period then ended.

On March 15, 2007, CNOA, through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of COA. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Translation Adjustment

As of March 31, 2008 and December 31, 2007, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the Chinese Yuan Renminbi as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Risks and Uncertainties

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. This may include governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, disease and other natural events that could impact rice cultivation, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. There were no doubtful accounts as of March 31, 2008 and December 31, 2007.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made to reduce their inventories to market value, if lower. As of March 31, 2008 and December 31, 2007, the carrying value of inventory consisted of finished goods valued at $544,798 and $1,212,104 respectively. Raw material inventories as of March 31, 2008 and December 31, 2007 are valued at $ 1,436,861 and $ 1,963,930, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the preparation of the raw rice into the finished product.

Property, Plant & Equipment

Property, plant and equipment is stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of Property, plant and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

            Real property                        20-40 years
            Machinery & equipment                 5-10 years
            Transportation equipment                 5 years

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales revenue is recognized at the date that our customers take delivery of the product at our distribution center when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Terms of sales vary. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's products are not returnable.

Advertising Costs

The Company expenses advertising costs as incurred. For the period ended March 31, 2008, advertising costs were $4,189. The Company does not provide rebates, slotting fees or cooperative advertising payments to its customers.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The potential dilutive impact of warrants outstanding as of March 31, 2008 is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants. As of March 31, 2008, these warrants were not dilutive.

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified base of customers in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has one segment, the production, processing and sale of rice.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September, 2006, FASB issued SFAS Statement No. 157, "Fair Value Measurements," ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adapted SFAS No. 157 and has elected not to measure any additional financial assets, liabilities or other items at fair.

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company believes that the adoption of these standards will have no material impact on its financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect of this pronouncement on financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 3 - PROPERTY, PLANT & EQUIPMENT

As of March 31, 2008 and December 31, 2007, Property, plant & equipment consisted of the following:

                                            3/31/2008          12/31/2007
                                          ------------        ------------
         Construction in progress         $    825,584        $    793,557

         Land                                7,040,992                  --

         Real property                       8,069,222             579,989

         Machinery & equipment                 322,509             285,959

         Transportation equipment               61,302              61,302
                                          ------------        ------------

         Total                              16,319,609           1,720,807

         Accumulated depreciation             (249,525)           (215,024)
                                          ------------        ------------
         Net book value                   $ 16,070,084        $  1,505,783
                                          ============        ============

During the three month periods ending March 31, 2008 and March 31, 2007, depreciation expense was $34,501 and $15,590, respectively.

On February 29, 2008, the Company purchased the assets of the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. This purchase price was allocated to the following asset categories:

Real property                                                        $ 7,489,233

Land                                                                   7,040,992

Machinery, equipment & others                                             32,595
                                                                     -----------
Total                                                                $14,562,820
                                                                     ===========

The Company has determined to treat this purchase as an acquisition of real estate.

Note 4 - INTANGIBLE ASSETS

As of March 31, 2008 and December 31, 2007, Intangible assets consisted of the following:

                                            3/31/2008          12/31/2007
                                           -----------        -----------
      Purchased land rights                $ 3,613,293        $ 3,613,293

      Accumulated amortization                (346,219)          (308,517)
                                           -----------        -----------
      Intangible assets                    $ 3,267,074        $ 3,304,776
                                           ===========        ===========

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

During the three month periods ending March 31, 2008 and March 31, 2007, amortization expense was $31,702 and $34,575, respectively.

The original cost of finite-lived intangible assets is $3,613,293 as of March 31, 2008.

The estimated future amortization expenses related to intangible assets as of March 31, 2008 are as follows:

               2009                     140,112
               2010                     140,112
               2011                     140,112
               2012                     140,112
               2013                     140,112
         Thereafter                  $2,566,514

Note 5 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 6 - MORTGAGES PAYABLE

As discussed in Note 3, in February 2008 the Company purchased the assets of the Bellisimo Vineyard. This was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,508,020. This mortgage is amortized monthly over a 20 years term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of March 31, 2008 were $8,421,020 and $87,000, respectively.

Note 7 - NOTE PAYABLE - RELATED PARTY

On February 25, 2008, the Company obtained funding from a shareholder and related party in the amount of $6,216,000. Interest is accrued at a rate of 4% per annum. Both principle and accrued interest are due on February 25, 2013.

Note 8 - INCOME TAXES

The Company is governed by the Income Tax Laws of the People's Republic of China. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became potentially liable for income taxes at the 25% rate. However, the Company believes that it may be exempt from this tax based upon its continued involvement in the abovementioned employment program, and has applied for the exemption. As of the date hereof, no decision has been received regarding this application. The Company is thus accruing taxes at the statutory rate and intends to pay the tax on its earnings, with the expectation that any payments would be refunded if the Company is eventually allowed the exemption.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 9 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $11,473 for the three months ended March 31, 2008. The Company has no future minimum obligations as of March 31, 2008.

On May 31, 2007, China Organic Agriculture Inc. entered into a Fixed Price Standby Equity Distribution Agreement (the "Agreement") with six potential investors (the "Investors"). Pursuant to the Agreement, the Company could, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock, par value $.001 per share, for a total purchase price of up to $21 million (a per share purchase price of $1.05 per share). The Investors' obligation to purchase shares of common stock under the Agreement was subject to certain conditions, including the Company's obtaining an effective registration statement for the resale of the common stock sold under the Agreement.

The commitment period under the Agreement was to expire on the earliest to occur of (i) the date on which the Investors have purchased an aggregate amount of 20 million shares of the Company's common stock under the Agreement, (ii) the date occurring eighteen months after the Effective Date, or (iii) the date the Agreement is earlier terminated as defined in the agreement. On March 25, 2008, the Company and the group of six investors mutually agreed to terminate the Fixed Price Standby Equity Distribution Agreement they had entered in May, 2007. No shares were sold or distributed under the Agreement by, to or among any of the parties, and none of the parties have any rights remaining under the Agreement or arising out of the termination of the Agreement.

On December 12, 2007, the Company announced that it had entered into a letter of intent to acquire Dalian Baoshui District Huiming Trading Limited ("Dalian Huiming"). The Company has tentatively decided to acquire 60% of Dalian Huiming with the price and the closing subject to completion of due diligence. Dalian Huiming is engaged in grain procurement, international and domestic trading, wholesale sales, food delivery and logistic services, and its main products include soybeans, corn, and cereal crops, which are major products from the Northeast part of China. Dalian Huiming's products are distributed mainly in the regions of Liaoning, Jiling, Heilongjiang, Sichuan, and Fujian, as well as the cities of Beijing and Shanghai. The acquisition of Dalian Huiming is intended to enable CNOA to have a more fully established distribution channel for its products.

Note 10 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, 10% of the Company's after-tax income is to be allocated to the statutory reserve fund until the balance reaches 50% of registered capital. The Statutory reserve fund is restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. The reserve is not transferable in the form of cash dividends, loans or advances. The reserve is therefore not commonly available for distribution except in liquidation. As of March 31, 2008 and December 31, 2007, the Company had allocated $824,168 to these non-distributable reserve funds. As of December 31, 2007, the statutory reserve fund had exceeded 50% of registered capital and thus no further allocation is required.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 11 - PRODUCT MIX AND MAJOR CUSTOMERS

The Company's revenues by product line for the three months period ending March 31, 2008 and March 31, 2007 are as follows:

                                           For the three months ending March 31,
                                           -------------------------------------
                                                   2008             2007
                                                ----------       ----------
Resale of Rice                                  $4,190,557       $       --

Green Rice                                       1,865,914        1,855,923

Organic Rice                                     1,335,689        2,089,093

Rice Byproducts                                    129,436          171,705
                                                ----------       ----------
Total                                           $7,521,596       $4,116,721
                                                ==========       ==========

Green rice is rice that has been cultivated under certain standards established by the agricultural agencies of the PRC, including limits and restrictions on the use of synthetic fertilizers. Organic rice is rice produced to the highest of the "green food production environment quality standards." Plantation of such rice will have to occur on primitive land and should have no chemicals or any other non-natural additives in order to preserve the land for future farming.

The Company had two customers who accounted for more than 55% of revenues during the three months ended March 31, 2008. Two customers accounted for more than 67% of the Company's accounts receivable at March 31, 2008. One vendor accounted for 99% of accounts payable at March 31, 2008. Two vendors accounted for over 55% of purchases for the period ending March 31, 2008.

Note 12 - RELATED PARTIES

The Company has become indebted to a related party for advances made to third parties on behalf of the Company. As of March 31, 2008 and December 31, 2007 the Company owed $ 460,218 and $364,865 respectively to such stockholder. The amount is evidenced by an interest free promissory note payable upon demand.

As discussed in Note 7, The Company has also obtained during the first quarter of 2008 funding in the amount of $ 6,216,000 from Xi Rong Xu, a shareholder and a related party.

Note 13 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On January 17, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company's stock at a price of $2.10 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. This consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract, and the related expense for the three months ended March 31, 2008 is $143,027.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Warrants Outstanding as of March 31, 2008

    ---------------------------------------------------------------------
                                            Total      Exercise Price ($)
    ---------------------------------------------------------------------
    Outstanding, December 31, 2007          350,000          1.50
    ---------------------------------------------------------------------
    Granted in 2008                       1,000,000          2.10
    ---------------------------------------------------------------------
    Exercised in 2007                            --
    ---------------------------------------------------------------------
    Outstanding, March 2008               1,350,000      $1.50-$2.10
    ---------------------------------------------------------------------

Note 14 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ending March 31, 2008 and March 31, 2007.

                                                                            3/31/2008         3/31/2007
                                                                           -----------       -----------
Net income for basic and diluted earnings per share                        $   975,606         1,720,495

Weighted average shares of common stock for basic earnings per share        51,548,776        51,548,776

Basic & diluted earnings per share                                         $      0.02              0.03

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-Q.

OVERVIEW

On March 15, 2007, the Company, through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of COA which contains the Company's operating units. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

The Company is now engaged in the business of rice production, processing, sale and distribution. Our products have been sold only within the People's Republic of China. We operate in Songyuan City of Jilin Province, abutting the Nen River in the Songyuan Plains, where we produce "green" and "organic" rice. In that area we have been granted land use rights extending to at least 2032 by the Chinese Government over approximately 1,600 acres of land, and we engage local farmers to farm rice on that property. In concert with our own production, we have also have contracts with family units who supply us with rice grown on approximately 4,660 acres to which they have been granted land use rights.

We also obtain rice grown by third parties through market channels. We have contracted with other rice producers and several grain depots to increase sales capacity. The depots acquire grain wholesale on the open market which meets our certification standards, and we repurchase the grain from them at fixed prices pursuant to our agreements with them. Our products are sold mainly on a wholesale basis to large distributors and retailers, frequently through contracts that may extend over a period of one year or more.

RESULTS OF OPERATIONS

The following table presents certain information from the consolidated statement of operations, cash flows and shareholders' equity of China Organic Agriculture, Inc. for three month periods ended March 31, 2008 and 2007.

                                                         Three Months Ended March 31
                                                          2008                2007         % Change
                                                      -----------          ---------       --------
Sales                                                 $ 7,521,596          4,116,721          83%

Cost of sales                                           5,448,708          2,310,092         136%
                                                      -----------          ---------

Gross profit                                            2,072,888          1,806,629          15%

Selling, general and administrative expenses              569,553             87,546          nm
                                                      -----------          ---------

Income from operations                                  1,503,335          1,719,083         -13%
                                                      -----------          ---------

Other Expense                                              64,607                 --          nm
Interest income                                           (19,983)            (1,412)         nm
                                                      -----------          ---------

Income before income taxes                              1,458,711          1,720,495         -15%

Provision for income taxes                                483,105                 --          nm
                                                      -----------          ---------

Net income                                            $   975,606          1,720,495         (43%)
                                                      ===========          =========

Sales

Sales for the three months ending March 31, 2008 totaled $7,521,596 compared to $4,116,721 for the three months ending March 31, 2007. This increase of $3,404,875, or approximately 83%, is attributable to the Company's expansion of the scope of its operations. In the first quarter of 2008, approximately $4,113,740 of sales was generated by the Company's new initiative of purchasing rice from other rice producers and then selling to retailers and wholesalers. The Company's combined sales of green and organic rice and by-products during the first three months of 2008 amounted to $3,407,856, a decline of $708,865 or 17% from the sales of those products in the comparable period in 2007.

The Company's sales of rice in the first three months of 2008 and 2007 consisted of the following:

                                          2008             2007
                                          ----             ----

      Resale of Rice                   $4,190,557       $       --

      Green Rice                        1,865,914        1,855,923

      Organic Rice                      1,335,684        2,089,093

      By-Products                         129,436          171,705
                                       ----------       ----------

      Total                            $7,521,596       $4,116,721
                                       ==========       ==========

The decrease in organic rice was due to lower shipments, partially offset by higher pricing.

Gross Profit

Gross profit for the three months ending March 31, 2008 was $2,072,888(or 28% of revenue) compared to $1,806,629 (or 44% of revenue) for the three months ending March 31, 2007. The decline in the gross profit margin is largely due to the lower margin on the resale of rice.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ending March 31, 2008 totaled $569,553 or approximately 7.6% of sales, compared to $87,546 or approximately 2.1% for the three months ending March 31, 2007.

These operating expenses increased significantly due to higher professional fees for legal and financial services, as well as increased staffing, transportation and benefit costs resulting from the higher sales level.

Provision for Income Taxes

The Company is governed by the Income Tax Laws of the People's Republic of China ("PRC"), and the Enterprise Income Tax is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program that was designed to encourage companies to increase their employment of targeted groups. Thus it did not record an expense for income taxes nor did it paid income taxes in 2007. However as of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, whereby the Company became potentially liable for income taxes at the 25% rate. However, the Company believes that it may be exempt from this tax based upon its continued involvement in the abovementioned employment program, and has applied for the exemption. As of the date hereof, no decision has been received regarding this application. The Company is thus accruing taxes and intends to pay the tax on its earnings, with the expectation that any payments would be refunded if the Company is eventually allowed the exemption.

Net Income

Net income was $975,606 or 13% of Sales for the three months ending March 31, 2008, compared to $1,720,495 or 41.8% of Sales for the three months ending March 31, 2007, reflecting the increase of sales revenue being more than offset by higher selling, general administrative costs, and the impact of a tax provision in this period whereas no provision was required in the comparable 2007 period.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. As of March 31, 2008 Cash and cash equivalents were $12,401,538, current assets totaled $20,781,791, and current liabilities were $4,930,804. Working capital at March 31, 2008 was $15,850,987, as compared to $14,232,602 as of December 31, 2007 and $357,737 as of March 31, 2007.

Cash Flow

                                                       Three Months Ended March 31
                                                       ---------------------------
                                                           2008            2007
                                                       ---------------------------
Net cash provided (used) by operating activities       $  2,064,032   $   (218,982)
Net cash provided (used) by investing activities       $(14,598,804)  $         --
Net cash provided (used in) financing activities       $ 14,573,982   $         --
Effects of exchange rates on cash                      $    664,535   $       (510)

Net cash flow                                          $  2,703,745   $   (219,492)

Net Cash Provided by Operating Activities

During the three months ended March 31, 2008, we had positive cash flow from operating activities of $2,064,032, primarily attributable to net income of $975,606, lower inventory of $1,194,375 and higher accounts payable and accrued expenses of $4,170,620, all partially offset by higher receivables of $4,291,104. The cash provided by operating activities during the first three months of 2008 represents an increase of $2,283,014 over the use of cash of ($218,982) during the comparable period in 2007.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $14,598,804 for the purchase of property and equipment related to the Bellisimo Vineyard during the first quarter of 2008 as discussed in Note 3 of the Consolidated Financial Statement.

In connection with the acquisition of the Bellisimo Vineyard, we incurred debt in the amount of $8,515,000 for which we granted the lender a first lien on the Vineyard's assets. This debt bears interest at an initial rate of 7.7% per annum and is repayable over a period of 20 years. In addition, we received an advance from a related party and shareholder of $6,216,000, which bears 4% annual interest over a five year term and the principal and interest is payable in February, 2013.

We anticipate that our available funds and cash flows generated from operations will be sufficient meet our anticipated on-going operating needs for the next twelve (12) months. However, we will likely need to raise additional capital in order to fund our acquisitions and ongoing constructions. We expect to raise those funds though credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

We have previously announced our intention to acquire Dalian Baoshui District Huiming Trading Limited. This acquisition and the related purchase price remains subject to our due diligence and final negotiation and there can be no assurance that it will be consummated. If we were to complete this acquisition, it is likely that we would need to obtain the funds to complete the acquisition, and we cannot guarantee that such funds will be available to us or, if available, that the terms will be commercially reasonable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks as of March 31, 2008 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K /A for the year ended December 31, 2007, on file with the U.S. Securities and Exchange Commission.

See also Note 1, "Summary of Significant Accounting Policies--Derivative Instruments," in the Notes to Condensed Consolidated Financial Statements in
Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Mr. Changqing Xu, our Chief Executive Officer, and Mr. Xuefeng Guo, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Xu and Mr. Guo concluded that we continue to have material weakness our disclosure control and procedures similar to those described in our amended Form 10-K,0 filed with the Commission on May 2, 2008, in that the Company's personnel in China do not relate to its representatives in the United States on a timely basis events occurring in China.

Management's Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management's assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Mr. Changqing Xu, our Chief Executive Officer, and Mr. Xuefeng Guo, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. Based on that evaluation, Mr. Xu and Mr. Guo concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our internal controls over financial reporting was completed, our internal controls over financial reporting are satisfactory.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

Similarly, our amended annual report, filed with the Commission on May 2, 2008, did not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's annual report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in its annual report.

Change in Internal Control over Financial Reporting

In order to further enhance our disclosure controls and procedures, our management, with the participation of Mr. Xu and Mr. Guo, recommended the implementation of the following changes by the end of fiscal year 2008:

-- enhanced communication of information to its representatives responsible for disclosure of material events, by the continuation and likely increase in the scope of the program of bi-weekly conference calls instituted by the Company at which its officers and advisors discuss with those of its representatives responsible for disclosure the Company's business and financial activities; and

-- consultation with the company's financial advisors during most stages of our strategic and related financial planning, in recognition that such consultation will allow the Company's reporting and GAAP compliance requirements to be more readily satisfied.

During the fiscal quarter ended March 31, 2008, the implementation of the above-listed measures were the sole changes in our disclosure controls and procedures and our internal controls over financial reporting identified in connection with the evaluation performed during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, its subsidiaries and its property are not a party to any pending legal proceeding.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Amended Report on Form 10-K/A filed with the SEC on May 2, 2008. Such discussion is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the First Quarter of 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote by our security holders during the First Quarter of 2008.

Item 5. Other Information.

On May 12, 2008, we entered into a three month sales agreement with Beijing Jingu Hengfa Trading Company, with a value equivalent to $4.3 million.

Beijing Jingu Hengfa is a rice distributor in the Beijing region, and pursuant to the agreement is to sell vacuum- packed organic rice supplied by ErMaPao. It is expected that Jingu Hengfa will sell approximately 1,760 tons of rice over the term of the contract. A translation of the contract is attached hereto as
Exhibit 99.1.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.       Description of Exhibit

31.1     --       Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

31.2     --       Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

32.1     --       Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2     --       Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1     --       Translation of May 12 2008 Agreement between ErMaPao and
                  Beijing Jingu Hengfa.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008             CHINA ORGANIC AGRICULTURE, INC.


                                By: /s/ Changqing Xu
                                    --------------------------------------------
                                    Changqing Xu
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Xuefeng Guo
                                    --------------------------------------------
                                    Xuefeng Guo
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit

31.1     --       Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

31.2     --       Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

32.1     --       Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2     --       Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1     --       Translation of May 12 2008 Agreement between ErMaPao and
                  Beijing Jingu Hengfa.