Form 10-Q
period 2008-06-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-08-14
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

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

51,548,776 shares of Common Stock, no par value per share, as of August 14, 2008.

                                EXPLANATORY NOTE

In December 2007, the Company entered into a letter of intent to acquire Dalian Huiming Industry Limited ("Dalian Huiming"). The Company has since determined to purchase 60% of the stock of Dalian Huiming. Dalian Huiming is engaged in grain procurement, trading, wholesale sales, and food delivery logistic The acquisition of Dalian is currently pending completion of due diligence and documentation. Nevertheless, the financial statements of Dalian Huiming have been included in this Report on Form 10-Q to enable the reader to evaluate the benefits to the Company of this anticipated acquisition. Upon completion of Pro-Forma Financial Statements to reflect the impact of the acquisition of Dalian Huiming by the Company, the Company will include such financial information in an Amendment to this Report on Form 10-Q. Because the acquisition has yet to be completed, however, the financial results of Dalian Huiming are not reflected in the financial statements of the Company and are not discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company.

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
CHINA ORGANIC AGRICULTURE, INC...............................................F-1

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
DALIAN HUIMING INDUSTRY LIMITED.............................................F-20

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS......................................................5

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........12

ITEM 4T.  CONTROLS AND PROCEDURES.............................................12

PART II.  OTHER INFORMATION

ITEM 1A  RISK FACTORS.........................................................12
ITEM 5   OTHER INFORMATION....................................................14
ITEM 6.  EXHIBITS ............................................................14

SIGNATURES....................................................................16


All other items called for by the Instructions to Form 10-Q have been omitted because the item is not applicable or the relevant information is not material.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

                                TABLE OF CONTENTS

Item 2. Consolidated Balance Sheets                                          F-2

Item 3. Consolidated Statements of Income                                    F-3

Item 4. Consolidated Statements of Cash Flows                                F-4

Item 5. Consolidated Statements of Stockholders' Equity                      F-5

Item 6. Notes to Consolidated Financial Statements                    F-6 - F-19

Item 2.  Consolidated Balance Sheets

                         CHINA ORGANIC AGRICULTURE, INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2008 AND DECEMBER 31, 2007

                                     ASSETS                           6/30/2008
                                                                     (Unaudited)        12/31/2007
                                                                     -----------       -----------
Current Assets
Cash and cash equivalents                                            $   678,245         9,697,793
Accounts receivable, net                                               5,795,561         1,924,080
Inventories                                                            1,480,861         3,176,034
Acquisition deposits                                                  13,260,561                --
Other receivables and prepayments                                        962,849           355,010
                                                                     -----------       -----------
Total Current Assets                                                  22,178,077        15,152,917
                                                                     -----------       -----------
Property, plant & equipment, net                                      16,002,383         1,505,783
Mortgage costs - net                                                     147,538                --
Intangibles, net                                                       3,228,172         3,304,776
                                                                     -----------       -----------
Total Assets                                                         $41,556,170        19,963,476

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Mortgages payable - current                                          $   191,367                --
Accounts payable and accrued expenses                                  3,347,980           170,528
Due to related parties                                                 2,032,840           364,865
Taxes payable                                                            476,159           375,667
                                                                     -----------       -----------
Total Current Liabilities                                              6,048,346           911,060
                                                                     -----------       -----------
Long Term Debt
Mortgages payable - net of current                                     8,263,039                --
Note Payable - related party                                           6,216,000                --
                                                                     -----------       -----------
Total Long-term debt                                                  14,479,039                --
                                                                     -----------       -----------
Total Liabilities                                                     20,527,385           911,060

Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares
authorized, none outstanding                                                  --                --
Common stock, no par value, 1,000,000,000 shares authorized,
51,548,776 and 51,548,776 issued and outstanding                       4,361,756         4,361,756
Additional paid-in capital                                               263,543                --
Statutory reserves                                                       824,168           824,168
Other comprehensive income                                             1,460,910           602,498
Retained earnings                                                     14,118,408        13,263,994
                                                                     -----------       -----------
Total Stockholders' Equity                                            21,028,785        19,052,416
                                                                     -----------       -----------
Total Liabilities and Stockholders' Equity                           $41,556,170        19,963,476
                                                                     ===========       ===========

   The accompanying notes are an integral part of these financial statements.

Item 3. Consolidated Statements of Income

                         CHINA ORGANIC AGRICULTURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                         --------------------------------        --------------------------------
                                              2008               2007                2008                 2007
                                              ----               ----                ----                 ----
Sales                                    $  3,702,290           2,317,261          11,223,886           6,433,982

Cost of sales                               2,624,556           1,540,571           8,073,264           3,850,663
                                         ------------        ------------        ------------        ------------
Gross profit                                1,077,734             776,690           3,150,622           2,583,319

Selling, general and administrative
expenses                                      728,484              98,928           1,298,037             186,474
                                         ------------        ------------        ------------        ------------
Income from operations                        349,250             677,762           1,852,585           2,396,845

Other expense (income)
  Interest expense                            236,245                  --             300,852                  --
  Interest income                             (10,236)             (1,403)            (30,219)             (2,815)
                                         ------------        ------------        ------------        ------------
Income before income taxes                    123,241             679,165           1,581,952           2,399,660

Provision for income taxes                    244,433                  --             727,538                  --
                                         ------------        ------------        ------------        ------------
Net income (Loss)                        $   (121,192)            679,165             854,414           2,399,660
                                         ============        ============        ============        ============

Average shares (Basic and Diluted)         51,548,776          51,548,776          51,548,776          51,548,776

Earnings per share of common stock:

  Basic                                  $       0.00                0.01                0.02                0.05
  Diluted                                $       0.00                0.01                0.02                0.05
                                         ============        ============        ============        ============

Other Comprehensive Income
Net Income (Loss)                        $   (121,192)            679,165             854,414           2,399,660
Other Comprehensive Income
     Foreign Currency
     Translation Adjustment                   193,877              44,053             858,412              43,543
                                         ------------        ------------        ------------        ------------
Net Comprehensive Income                 $     72,685             723,218           1,712,826           2,443,203
                                         ============        ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

Item 4. Consolidated Statements of Cash Flows

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30
                                                                   --------------------------------
                                                                        2008                2007
                                                                        ----                ----
CASH FLOWS PROVIDED ((USED) BY OPERATING ACTIVITIES
Net income                                                         $    854,414           2,399,660
Adjustments to reconcile net income to net cash
provided by operating activities:
  Stock based compensation                                              263,543                  --
  Depreciation and amortization                                         181,306             101,129
(Increase) / decrease in assets:
  Accounts receivables                                               (3,631,323)           (955,801)
  Inventory                                                           1,839,981            (713,376)
  Acquisition deposits                                              (13,260,561)
  Other receivables and prepayments                                    (553,149)            (50,081)
Increase / (decrease) in current liabilities:
  Accounts payable and accrued expenses                               3,050,927            (523,837)
  Due to related party                                                  867,975                  --
  Taxes payable                                                          85,675             (49,846)

                                                                   ------------        ------------
Net cash provided (used) by operating activities                    (10,301,212)            207,848
                                                                   ------------        ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property & equipment                                  (14,598,802)            (45,395)
                                                                   ------------        ------------
Net cash used by Investing activities                               (14,598,802)            (45,395)
                                                                   ------------        ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Mortgage payable (net of mortgage costs and repayments)               8,304,368
Advances from related party                                           7,016,000                  --
                                                                   ------------        ------------
Net cash provided by Financing Activities                            15,320,368                  --
                                                                   ------------        ------------

Effect of exchange rate changes on cash and cash equivalents            560,098              10,884

                                                                   ------------        ------------
Net change in cash and cash equivalents                              (9,019,548)            173,337
                                                                   ------------        ------------

Cash and cash equivalents, beginning balance                          9,697,793             316,461

                                                                   ------------        ------------
Cash and cash equivalents, ending balance                          $    678,245             489,798
                                                                   ============        ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Income tax payments                                              $    266,198                  --
                                                                   ------------        ------------
  Interest payments                                                $    217,972                  --
                                                                   ------------        ------------

   The accompanying notes are an integral part of these financial statements.

 Item 5. Consolidated Statements of Stockholders' Equity

                         CHINA ORGANIC AGRICULTURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

                                    Common Stock
                            --------------------------     Additional                      Other                           Total
                             Number of                        Paid        Statutory     Comprehensive    Retained      Stockholders'
                               Shares         Amount       In Capital      Reserves        Income        Earnings         Equity
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance December 31, 2007    51,548,776      4,361,756             --        824,168        602,498     13,263,994      19,052,416
Foreign currency
translation
adjustments                          --             --             --             --        858,412             --         858,412
Net income for the
period ended 6/30/08                 --             --             --             --             --        854,414         854,414
Stock based
compensation                         --             --        263,543             --             --             --         263,543
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance JUNE 30, 2008        51,548,776    $ 4,361,756    $   263,543    $   824,168    $ 1,460,910    $14,118,408     $21,028,785
                            ===========    ===========    ===========    ===========    ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc. or "IESI") was incorporated on August 5, 2005, in the state of Florida. The Company has several wholly owned subsidiaries. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao") was established in 2002 under the laws of the People's Republic of China. COA owns 100% of ErMaPao. Jilin Yutian of Organic Agriculture Co., Ltd ("Yutian") was founded in August 2007 under the laws of the People's Republic of China. It is owned 100% by ErMaPao. The Company is engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Ankang Agriculture (Dalian) Co., Ltd ("Dalian") was founded in January 2008 under the laws of the People's Republic of China. It is owned 100% by Hong Kong Ankang Investments Co., Ltd ("Ankang"). COA owns 100% of Ankang.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of June 30, 2008 and June 30, 2007, and for the periods then ended.

On March 15, 2007, through a reverse merger, CNOA issued 27,448,776 shares of stock in exchange for all the outstanding shares of COA. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of June 30, 2008 and December 31, 2007, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the Chinese Renminbi as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

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

Risks and Uncertainties

The Company's operations are carried out in the People's Republic of China ("PRC"). Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Reclassifications

Certain amounts in the 2007 financial statements were reclassified to conform to the 2008 presentation.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There were no accounts for which a credit reserve was deemed necessary as of June 30, 2008 and December 31, 2007.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for reducing the carrying value of inventories to market value, if lower. As of June 30, 2008 and December 31, 2007 inventories included finished goods valued at $11,970 and $1,212,104 respectively. Raw material inventories as of June 30, 2008 and December 31, 2007 are valued at $667,983 and $1,963,930, respectively. Work-in-process as of June 30, 2008 and December 31, 2007 are valued at $800,908 and $0 respectively. Expenses included in inventories and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the conversion of the raw rice into the finished product.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales revenue is recognized at the date that our customers take delivery of the product at our distribution center when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's products are not returnable.

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of warrants outstanding as of June 30, 2008 is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants. As of June 30, 2008, these warrants were not dilutive.

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has three segments. Ankang is the segment for the trading of agricultural products, ErMaPao is the one for rice production and processing and Bellisimo Vineyard is the segment for wine production.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and June 30, 2007 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the operating results for the full year.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements for the period ended June 30, 2008.

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

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company believes that the adoption of these standards will have no material impact on its financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No.161"), which is effective January 1, 2009. SFAS No.161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS No.161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS No.161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

On May 8, 2008, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting
Principles", ("SFAS No. 162") which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.

The FASB has issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163"). SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises", and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company does not currently believe that it will be affected by SFAS No. 163.

Note 3 - ACQUISITION DEPOSITS

The Company has made a deposit of $10,642,609 to a bank account jointly controlled by it and the shareholders of Dalian Huiming Industry Ltd
("Dalian") in anticipation of closing the Company's previously announced acquisition of 60% of the shares of Dalian, as discussed in footnote 11. In addition the Company has deposited approximately $2,617,952 with the Huanyatong Investment Co., Ltd in anticipation of further investment and acquisition activity.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 4 - PROPERTY, PLANT & EQUIPMENT

As of June 30, 2008 and December 31, 2007, Property, plant & equipment consisted of the following:

                                  6/30/2008           12/31/2007
                                  ---------           ----------

Construction in progress        $    825,584        $    793,557

Land                               7,040,992                  --

Real property                      8,069,222             579,989

Machinery & equipment                322,509             285,959

Transportation equipment              61,302              61,302
                                ------------        ------------

Total                             16,319,609           1,720,807

Accumulated depreciation            (317,226)           (215,024)
                                ------------        ------------

Net book value                  $ 16,002,383        $  1,505,783
                                ============        ============

During the six month periods ending June 30, 2008 and June 30, 2007, depreciation expense was $102,202 and $32,146, respectively.

On February 29, 2008, the Company purchased the assets of the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California. The Company intends to use this property to begin to export wine to China. This purchase price was allocated to the following asset categories:

Real property                                                        $ 7,489,233

Land                                                                   7,040,992

Machinery, equipment & other                                              32,595
                                                                     -----------

Total                                                                $14,562,820
                                                                     ===========

The Company has determined to treat this purchase as an acquisition of real estate.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 5 - INTANGIBLE ASSETS

As of June 30, 2008 and December 31, 2007, Intangible assets consisted of the following:

                                 6/30/2008          12/31/2007
                                 ---------          ----------

Purchased land rights           $ 3,613,293        $ 3,613,293

Accumulated amortization           (385,121)          (308,517)
                                -----------        -----------
Intangible assets               $ 3,228,172        $ 3,304,776
                                ===========        ===========

During the six month periods ending June 30, 2008 and June 30, 2007, amortization expense was $76,604 and $69,603, respectively.

The original cost of finite-lived intangible assets is $3,613,293 as of June 30, 2008.

The estimated future amortization expenses related to intangible assets as of June 30, 2008 are as follows:

                   2009                   152,555
                   2010                   152,555
                   2011                   152,555
                   2012                   152,555
             Thereafter                $2,617,952

Note 6 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 7 - DUE TO RELATED PARTIES

The Company has become indebted to a related party for advance made to third parties on behalf of the Company. As of June 30, 2008 and December 31, 2007 the Company owed $1,232,840 and $364,865 respectively to such stockholder. The amount is evidenced by a non-interest bearing promissory note payable upon demand. The Company also owes $800,000 for an interest free advance from two affiliates of a shareholder which is payable on demand.

Note 8 - MORTGAGES PAYABLE

As discussed in Note 4, in February 2008 the Company purchased the assets of the Bellisimo Vineyard. This was in part financed by a mortgage in the amount of $8,508,020. This mortgage has monthly payments over a 20 year term, with an interest rate initially set at 7.70% which is adjusted every four years. The long-term and short-term amounts payable pertaining to this mortgage as of June 30, 2008 were $8,263,039 and $191,367, respectively.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 9 - NOTE PAYABLE - RELATED PARTY

On February 25, 2008, the Company obtained funding from Xirong Xu, a shareholder and related party in the amount of $6,216,000. Interest is accrued at a rate of 4% per annum. Both principle and accrued interest are due on February 25, 2013. As at June 30, 2008, accrued and unpaid interest is $82,880.

Note 10 - INCOME TAXES

The Company is governed by the Income Tax Laws of PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became potentially liable for income taxes at the 25% rate. As of June 30, 2008, the Company has $476,159 in income taxes payable. The effective tax rates for the three and six month periods ending June 30, 2008 differ from the statutory PRC rate of 25% due to the non-deductibility of certain expenses incurred outside of the PRC.

Note 11 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $22,946 for the six months ended June 30, 2008. The Company has no future minimum obligations as of June 30, 2008.

In December 2007, the Company entered into a letter of intent to acquire Dalian Huiming. The Company has tentatively decided to acquire 60% of Dalian Huiming with the purchase price to be paid in cash and stock, with the price and the closing subject to completion of due diligence, negotiations, and documentation. Dalian Huiming is engaged in grain procurement, international and domestic trading, wholesale sales, food delivery and logistic services, and its focus includes soybean, corn, and cereal crops, which are major products from the Northeast part of China. Dalian Huiming's products are distributed mainly in the provinces of Liaoning, Jilin, Heilongjiang, Sichuan, and Fujian, as well as the cities of Beijing and Shanghai. When completed, the acquisition of Dalian Huiming is intended to enable CNOA to have a more fully established distribution channel for its products.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 12 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, 10% of the Company's after-tax income is to be allocated to the statutory reserve fund until the balance reaches 50% of registered capital. The Statutory reserve fund is restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. The reserve is not transferable in the form of cash dividends, loans or advances. The reserve is therefore not commonly available for distribution except in liquidation. As of June 30, 2008 and December 31, 2007, the Company had allocated $824,168 to these non-distributable reserve funds. As of December 31, 2007, the statutory reserve fund had exceeded 50% of registered capital and thus no further allocation is required.

Note 13 - SEGMENT REPORTING

The Company follows SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information," which requires the Company to provide certain information about its operating segments. The Company has three reportable segments: Ankang - Resale of rice, Ermapao - Selling of green and organic rice, Bellisimo Vineyard - Grape, wine and rental homes related revenue.

Business Segment Information                                      Three Months Ended June 30,
                                                                 ------------------------------
                                                                     2008               2007
                                                                 -----------        -----------
Revenue:
Ankang                                                           $ 3,281,051        $        --
ErMaPao                                                              398,439          2,317,261
Bellisimo Vineyard                                                    22,800                 --
                                                                 -----------        -----------
Total Revenue                                                    $ 3,702,290        $ 2,317,261
                                                                 ===========        ===========
Cost of Sales:
Ankang                                                           $ 2,381,986        $        --
ErMaPao                                                              242,570          1,540,571
                                                                 -----------        -----------
Total Cost of Sales                                              $ 2,624,556        $ 1,540,571
                                                                 ===========        ===========

Income (Loss) from Operations before Corporate Costs:
Ankang                                                           $   899,065        $        --
ErMaPao                                                              155,869            776,690
Bellisimo Vineyard                                                  (334,960)                --
                                                                 -----------        -----------
                                                                 $   719,974        $   776,690

Corporate Costs                                                      370,724             98,928
                                                                 -----------        -----------

Income from Operations                                           $   349,250        $   677,762
                                                                 ===========        ===========

                                                                     Six Months Ended June 30,
                                                                 -------------------------------
                                                                     2008               2007
                                                                 ------------       ------------
Revenue:
Ankang                                                           $  7,436,744       $         --
ErMaPao                                                             3,764,342          6,433,982
Bellisimo Vineyard                                                     22,800                 --
                                                                 ------------       ------------
Total Revenue                                                    $ 11,223,886       $  6,433,982
                                                                 ============       ============
Cost of Sales:
Ankang                                                           $  5,670,955       $         --
ErMaPao                                                             2,402,309          3,850,663
                                                                 ------------       ------------
Total Cost of Sales                                              $  8,073,264       $  3,850,663
                                                                 ============       ============
Income (Loss) from Operations before Corporate Costs:
Ankang                                                           $  1,765,789       $         --
ErMaPao                                                             1,362,033          2,583,319
Bellisimo Vineyard                                                   (343,707)                --
                                                                 ------------       ------------
                                                                 $  2,784,115       $  2,583,319

Corporate Costs                                                       931,530            186,474
                                                                 ------------       ------------

Income  from Operations                                          $  1,852,585       $  2,396,845
                                                                 ============       ============

Note 14 - PRODUCT MIX AND MAJOR CUSTOMERS

Green rice is rice that has been cultivated under certain standards established by the agricultural agencies of the PRC, including limits and restrictions on the use of synthetic fertilizers. Organic rice is rice produced to the highest of the "green food production environment quality standards." Plantation of such rice will have to have been cultivated on land previously unused and should have no chemicals or any other non-natural additives in order to preserve the land for future farming.

The Company had two customers who accounted for more than 66% of revenues during the six months ended June 30, 2008. Two customers accounted for more than 87% of the Company's accounts receivable at June 30, 2008. Two vendors accounted for 99% of accounts payable at June 30, 2008. Two vendors accounted for over 70% of purchases for the period ending June 30, 2008.

The mix of the Company's agricultural product revenue and tonnage for the three and six month periods ending June 30, 2008 and June 30, 2007 is as follows:


                                   THREE MONTHS ENDED JUNE 30,
                                   ---------------------------
                              2008                            2007
                              ----                            ----
                      Revenue      Units (tons)      Revenue        Units (tons)
                      -------      ------------      -------        ------------
Resale of Rice      $3,281,051         6,700       $       --             --
Green Rice             269,743           371        1,657,433          3,248
Organic Rice           111,563            51          577,476            310
By-Products             17,133           159           82,352          1,795
                    ----------         -----       ----------          -----
Total               $3,679,490         7,281       $2,317,261          5,353
                    ==========         =====       ==========          =====

                                    SIX MONTHS ENDED JUNE 30,
                                    -------------------------
                              2008                            2007
                              ----                            ----
                      Revenue      Units (tons)      Revenue        Units (tons)
                      -------      ------------      -------        ------------
Resale of Rice      $ 7,436,744       11,744       $        --            --
Green Rice            2,161,204        3,336         3,469,093         7,012
Organic Rice          1,460,093          771         2,837,988         1,540
By-Products             143,045        1,487           126,901         3,952
                    -----------       ------       -----------        ------
Total               $11,201,086       17,338       $ 6,433,982        12,504
                    ===========       ======       ===========        ======

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 15 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On January 17, 2008, the Company committed to issue warrants enabling the purchase of 1,000,000 shares of the Company's stock at a price of $2.10 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. This consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract, and the related expenses for the three and six months ended June 30, 2008 are $120,515 and $373,692 respectively.

Warrants Outstanding as of June 30, 2008

      -----------------------------------------------------------------------
                                               Total       Exercise Price ($)
      -----------------------------------------------------------------------
      Outstanding, December 31, 2007           350,000               1.50
      -----------------------------------------------------------------------
      Granted in 2008                        1,000,000               2.10
      -----------------------------------------------------------------------
      Exercised in 2007                             --
      -----------------------------------------------------------------------
      Outstanding, June 2008                 1,350,000        $1.50-$2.10
      -----------------------------------------------------------------------

                          DALIAN HUIMING INDUSTRY LTD.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2008

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                     F-22

Balance Sheet                                                               F-23

Statement of Income                                                         F-24

Statement of Cash Flows                                                     F-25

Statement of Stockholders'  Equity                                          F-26

Notes to Financial Statements                                        F-27 - F-36

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM


             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders of
Dalian Huiming Industry Ltd.

We have reviewed the accompanying balance sheet of Dalian Huiming Industry Ltd. as of June 30, 2008, and the statement of income for the six months then ended, and the statement of cash flows and shareholders' equity for the six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


Morgenstern, Svoboda & Baer CPA's P.C.
Certified Public Accountants

New York, N.Y.
August 11, 2008

                          DALIAN HUIMING INDUSTRY LTD.
                            BALANCE SHEET (UNAUDITED)
                               AS OF JUNE 30, 2008

                                   ASSETS                            06/30/2008
                                                                     -----------

Current Assets
Cash and cash equivalents                                            $ 3,430,188
Accounts receivable, net                                               8,379,794
Other receivable                                                          29,586
Inventory                                                              5,950,456
Prepaid expenses and taxes
                                                                     -----------
Total Current Assets                                                  17,790,024

Property & equipment, net                                                  4,329
                                                                     -----------
Total Assets                                                         $17,794,353
                                                                     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable                                                        $ 4,082,168
Accounts payable and accrued expenses                                  3,037,669
Income tax payable                                                       227,616
Due to related parties                                                 3,136,469
Other payables                                                            20,483
                                                                     -----------
Total Current Liabilities                                             10,504,405
                                                                     -----------

Stockholders' Equity

Registered capital                                                     1,865,040
Statutory reserve                                                        502,697
Other comprehensive income                                               721,760
Retained earnings                                                      4,200,451
                                                                     -----------
Total Stockholders' Equity                                             7,289,948
                                                                     -----------
Total Liabilities and Stockholders' Equity                           $17,794,353
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                          DALIAN HUIMING INDUSTRY LTD.
                        STATEMENT OF INCOME (UNAUDITED)
                    FOR THE SIX MONTHS ENDING JUNE 30, 2008

Sales, net                                                         $ 17,502,891

Cost of sales                                                        15,125,995
                                                                   ------------
Gross profit                                                          2,376,896

General and administrative expenses                                     355,766
                                                                   ------------
Income from operations                                                2,021,130
                                                                   ------------

Other (Income) Expense
Interest (income)                                                        (1,905)
Interest expense                                                        110,528
Other expense                                                            20,155
                                                                   ------------
Total Other (Income) Expense                                            128,778
                                                                   ------------
Income before income taxes                                            1,892,352

Provision for income taxes                                              460,129
                                                                   ------------
Net income                                                         $  1,432,223
                                                                   ============

                        Statement of Comprehensive Income

Net income                                                         $  1,432,223
Foreign currency translation adjustment                                 392,721
                                                                   ------------
Comprehensive income                                               $  1,824,944
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                          DALIAN HUIMING INDUSTRY LTD.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDING JUNE 30, 2008

                                                                         2008
                                                                         ----
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net Income                                                          $ 1,432,223
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                              465
  Provision for bad debts                                               (10,903)
(Increase) / decrease in assets:
  Accounts receivables                                                  239,709
  Inventory                                                            (179,615)
  Prepaid expense                                                       988,484
  Other receivable and advances                                         359,841
  Due from related parties
Increase / (decrease) in current liabilities:
  Accounts payable and accrued expenses                              (1,980,138)
  Customer deposits                                                  (1,457,807)
  Due to related parties                                              1,120,273
  Other payables                                                       (448,331)
  Income taxes payable                                                   25,142
                                                                    -----------
Total Adjustments                                                    (1,342,880)
                                                                    -----------

Net cash provided/(used) by operating activities                         89,343)
                                                                    -----------

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property & equipment                                         (3,690)
                                                                    -----------
Net cash  used by investing activities                                   (3,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of  notes payable, net                                     2,916,986
                                                                    -----------

NET CASH USED BY FINANCING ACTIVITIES                                 2,916,986
                                                                    -----------

Effect of exchange rate changes on cash and cash equivalents            392,721

Net change in cash and cash equivalents                               3,395,360
Cash and cash equivalents, beginning balance                             34,828
                                                                    -----------
Cash and cash equivalents, ending balance                           $ 3,430,188
                                                                    ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments                                                 $   460,129
                                                                    ===========
Interest payments                                                   $   110,529
                                                                    ===========
Other non-cash transactions

Assumption of liabilities by related party                          $         0
                                                                    -----------

   The accompanying notes are an integral part of these financial statements.

                          DALIAN HUIMING INDUSTRY LTD.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2008


                                            Other                           Retained          Total
                           Registered    Comprehensive        Statutory     Earnings       Stockholders'
                            Capital          Income            Reserve                        Equity
                         -------------- -----------------    -----------  --------------  ----------------
Balance December 31,     $    1,865,040  $        329,039     $   502,697  $    2,768,228  $     5,465,004
2007
Foreign currency
translation adjustments                           392,721                                          392,721
Transfer to statutory
reserve
Net Income for six
months ended June 30,
2008                                                                            1,432,223        1,432,223
                         --------------  ----------------     -----------  --------------  ---------------
Balance June 30, 2008    $    1,865,040  $        721,760     $   502,697  $    4,200,450  $     7,289,948
                         ==============  ================     ===========  ==============  ===============

    The accompanying notes are an integral part of these financial statements

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 1 - ORGANIZATION

Dalian Huiming Industry LTD. (the "Company") obtained its business license on July 31, 2001. It changed its registration name from Dalian F.T.Z. Huiming Trade Co., LTD on May 8, 2008. The Company is in the business of international and domestic trade in the purchase and wholesale distribution of grain, principally, corn, soybeans and wheat. As of June 30, 2008, the owners are Mr. Peng Huang (46.7%), Mr. Xinbo Huang (3.9%), and Reilong Group (49.4%).


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment

As of June 30, 2008, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi ("CNY"). Such financial statements were translated into U.S. Dollars ("USD") in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the CNY as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

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

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $15,981 at June 30, 2008.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2008, inventory consisted of finished goods valued at $5,950,456.

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

                Office Equipment           5 years

As of June 30, 2008, Property, Plant & Equipment consist of the following:

                                 2008
Office equipment              $    5,792
                              ----------

Accumulated depreciation          (1,463)
                              ----------
                              $    4,329
                              ==========

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008, there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

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

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of SFAS No. 5, "Accounting for Contingencies." FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

In September, 2006, FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

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

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company's financial statements.

In February, 2007, FASB issued SFAS No. 159, `The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

In December, 2007, FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements." This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March, 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

The FASB has issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts. " SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

Note 3- NOTES PAYABLE

The following summarizes the notes payable as of June 30, 2008:

--------------------------------------------------------------------------------
Huaxia Bank                                                          $1,166,334
--------------------------------------------------------------------------------
Term of note calls for interest at 8.964% with loan
period from 5/12/08 - 4/20/09 collateralized by
soybeans
--------------------------------------------------------------------------------
Huaxia Bank                                                          $2,915,834
--------------------------------------------------------------------------------
Bank acceptance issued 5/6/08 to pay supplier
Heilongjiang Baoquanling  Grain Depot due on 8/6/08
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Short Term Notes                                               $4,082,168
================================================================================

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008


Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People's Republic of China ("PRC") entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 25%.

        The following is a reconciliation of income tax expense:

        06/30/2008                                   International      Total
                                                     -------------  ------------
        Current                                      $     460,129  $    460,129
        Deferred                                                 -             -
                                                     -------------  ------------
        Total                                        $     460,129  $    460,129
                                                     =============  ============

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, as required. As a result of implementing FIN No. 48, there has been no adjustment to the Company's financial statements and the adoption of FIN No. 48 did not have a material effect on the Company's financial statements for the period ending June 30, 2008.

Note 6 - COMMITMENTS & CONTINGENCIES

The Company has two leases for office space and office management that run from December 1, 2007 through December 31, 2008. The remaining lease obligation is $3,644. For the period ending June 30, 2008, rent expense was $12,359.

The Company had guarantee arrangements for one related party through a PRC bank. These guarantees extend through December 2008. The value of the sponsion at June 30, 2008 totaled $4,296,482.

Note 7 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

                          DALIAN HUIMING INDUSTRY LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 7 - STATUTORY RESERVE (CONTINUED)

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2008, the Company had allocated $502,697 to these non-distributable reserve funds.

Note 8 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at June 30, 2008, are as follows:

                                             Foreign            Accumulated
                                             Currency             Other
                                            Translation        Comprehensive
                                             Adjustment           Income
                                         ================    ================

Balance at December 31, 2007             $        329,039    $        329,039
Change for 2008                                   392,721             392,721
                                         ----------------    ----------------
Balance at June 30, 2008                 $        721,760    $        721,760
                                         ================    ================

Note 9 - MAJOR CUSTOMERS AND CREDIT RISK

Two customers accounted for more than 10% of the Company's accounts receivable and at June 30, 2008, they accounted for 56% of accounts receivable. Five vendors accounted for more than 10% of the Company's accounts payable and at June 30, 2008, they comprised 79% of accounts payable.

Three customers accounted for more then 50% of the Company's sales for the six months ending June 30, 2008. A fourth customer, a related party, accounted for an additional 9% of sales. For the six months ending June 30, 2008, four vendors accounted for more than 65% of purchases.

Note 10 - RELATED PARTIES

The Company's financial statements reflect balances to related parties. At June 30, 2008, the balance due to related parties was $3,136,469.

In February 2008, the Company entered into an agreement to transfer certain assets totaling $1,185,475 and certain liabilities totaling $1,305,547 over to the related parties. The net effect should have been a payment by the Company to related parties of $120,072. As of March 31, 2008, the transfer of the liabilities totaling $1,305,547 had been reclassified to the due to related parties. As of June 30, 2008, the asset portion of this agreement, the $1,185,475, is no longer included in accounts receivable.

The Company had guarantee arrangements for one related party through a PRC bank. The value of the sponsion at June 30, 2008 totaled $4,296,482. These guarantees extend through December 2008.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                     F-39

 Balance Sheets                                                             F-40

 Statements of Income                                                       F-41

 Statements of Cash Flows                                                   F-42

 Statements of Stockholders'  Equity                                        F-43

Notes to Financial Statements                                        F-44 - F-53

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Dalian F.T.Z Huiming Trade Co., Ltd

We have audited the accompanying balance sheets of Dalian F.T.Z Huiming Trade Co., Ltd as of December 31, 2007 and 2006, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. Dalian F.T.Z Huiming Trade Co., Ltd's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dalian F.T.Z Huiming Trade Co., Ltd as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


Morgenstern, Svoboda & Baer CPA's P.C.
Certified Public Accountants

New York, N.Y.
April 10, 2008

--------------------------------------------------------------------------------
                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                                 BALANCE SHEETS
                  AS OF DECEMBER 31, 2007 AND DECEMBER 31,2006
================================================================================

                                   ASSETS                                        12/31/2007               12/31/2006
Current Assets
Cash and cash equivalents                                                       $    34,828              $   736,032
Accounts receivable, net                                                          8,608,600                6,520,830
Other receivable                                                                    389,427                  240,550
Inventory                                                                         5,770,841                8,181,794
Trade deposits                                                                      988,484                1,064,289
Prepaid expenses and taxes                                                               --                  410,112
                                                                                -----------              -----------
Total Current Assets                                                             15,792,180               17,153,607

Property & equipment, net                                                             1,104                      118
                                                                                -----------              -----------
Total Assets                                                                    $15,793,284              $17,153,725
                                                                                ===========              ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable                                                                   $ 1,165,182              $ 3,842,705
Accounts payable and accrued expenses                                             5,017,807                6,851,945
Customer deposits                                                                 1,457,807                       --
Income tax payable                                                                  202,474                  180,669
Due to related parties                                                            2,016,196                3,031,387
Other payables                                                                      468,814                  787,242
                                                                                -----------              -----------
Total Current Liabilities                                                        10,328,280               14,693,948
                                                                                -----------              -----------

Stockholders' Equity


Registered capital                                                                1,865,040                1,865,040
Statutory reserve                                                                   502,697                   92,538
Other comprehensive income                                                          329,039                   61,310
Retained earnings                                                                 2,768,228                  440,889
                                                                                -----------              -----------
Total Stockholders' Equity                                                        5,465,004                2,459,777
                                                                                -----------              -----------
Total Liabilities and Stockholders' Equity                                      $15,793,284              $17,153,725
                                                                                ===========              ===========

   The accompanying notes are an integral part of these financial statements.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                              STATEMENTS OF INCOME
                   FOR YEARS ENDING DECEMBER 31, 2007 AND 2006

                                                                          2007               2006
                                                                      ------------       ------------
Sales, net                                                            $ 40,249,147       $ 24,480,297

Cost of sales                                                           34,620,384         22,359,362
                                                                      ------------       ------------
Gross profit                                                             5,628,763          2,120,935

General and administrative expenses                                      1,115,642            674,542
                                                                      ------------       ------------
Income from operations                                                   4,513,121          1,446,393
                                                                      ------------       ------------

Other (Income) Expense
Interest (income)                                                           (4,162)           (31,180)
Interest expense                                                           431,015            648,440
Other expense                                                                  450            320,046
                                                                      ------------       ------------
Total Other (Income) Expense                                               427,303            637,306
                                                                      ------------       ------------
Income before income taxes                                               4,085,818            809,087

Provision for income taxes                                               1,348,320            266,999
                                                                      ------------       ------------
Net income                                                            $  2,737,498       $    542,088
                                                                      ============       ============

                        Statement of Comprehensive Income

Net income                                                            $  2,737,498            542,088
Foreign currency translation adjustment                                    267,729             61,310
                                                                      ------------       ------------
Comprehensive income                                                  $  3,005,227       $    603,398
                                                                      ============       ============

   The accompanying notes are an integral part of these financial statements.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                            STATEMENTS OF CASH FLOWS
                   FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                   2007                    2006
                                                                                -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $ 2,737,498             $   542,088
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                                            388                     137
Provision for bad debts                                                               7,060                  30,752
(Increase) / decrease in assets:

Accounts receivables                                                             (2,094,830)             (2,945,441)
Inventory                                                                         2,410,953              (4,224,582)
Prepaid expense                                                                     410,112                (358,909)
Other receivable and advances                                                       (73,072)              5,264,149
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                                            (1,834,138)              2,287,750
Customer deposits                                                                 1,457,807                      --
Due to related parties                                                           (1,015,191)             (3,031,387)
Other payables                                                                     (318,428)               (609,074)
Income taxes payable                                                                 21,805                 180,669
                                                                                -----------             -----------
Total Adjustments                                                                (1,027,534)             (3,405,936)
                                                                                -----------             -----------

Net cash provided/(used) by operating activities                                  1,709,964              (2,863,848)
                                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                                     (1,374)                     --

                                                                                -----------             -----------
Net cash used by investing activities                                                (1,374)                     --
                                                                                -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable, net                                                               (2,677,523)             (2,382,394)

                                                                                -----------             -----------

Net cash  used by financing activities                                           (2,677,523)             (2,382,394)
                                                                                -----------             -----------

Effect of exchange rate changes on cash and cash equivalents                        267,729                  61,310

Net change in cash and cash equivalents                                            (701,204)             (5,184,932)
Cash and cash equivalents, beginning balance                                        736,032               5,920,964
                                                                                -----------             -----------
Cash and cash equivalents, ending balance                                       $    34,828             $   736,032
                                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments                                                             $ 1,326,515             $    64,525
                                                                                ===========             ===========
Interest payments                                                               $   431,015             $   348,440
                                                                                ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                             Other                                           Total
                           Registered    Comprehensive   Statutory        Retained       Stockholders'
                            Capital          Income       Reserve         Earnings           Equity
                         ------------  ---------------  -----------  -----------------  --------------
Balance December 31,     $  1,865,040  $       -        $    -       $        (8,661)   $    1,856,379
2005
Foreign currency
translation adjustments                         61,310                                          61,310
Transfer to statutory
reserve                                                      92,538          (92,538)         -
Income for the year
end December 31, 2006                                                        542,088           542,088
                         ------------  ---------------  -----------  ---------------    --------------
Balance December 31,
2006                        1,865,040           61,310       92,538          440,889         2,459,777
                         ------------  ---------------  -----------  ---------------    --------------
Foreign currency                               267,729                                         267,729
translation adjustments
Transfer to statutory
reserve                                                     410,159         (410,159)            -
Income for the yrear
ended December 31, 2007                                                    2,737,498         2,737,498
                         ------------  ---------------  -----------  ---------------    --------------
Balance December 31,
2007                     $  1,865,040  $       329,039  $   502,697  $     2,768,228    $    5,465,004
                         ============  ===============  ===========  ===============    ==============

    The accompanying notes are an integral part of these financial statements

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 1 - ORGANIZATION

Dalian F.T.Z. Huiming Trade Co., LTD (the "Company") obtained its business license on July 31, 2001. The Company is in the business of international and domestic trade in the purchase and wholesale distribution of grain, principally, corn, soybeans and wheat. As of December 31, 2007, the owners are Mr. Peng Huang (46.7%), Mr. Xinbo Huang (3.9%), and Reilong Group (49.4%).


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

Translation Adjustment

As of December 31, 2007 and December 31, 2006, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi ("CNY"). Such financial statements were translated into U.S. Dollars ("USD") in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the CNY as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $25,603 and $30,752 as at December 31, 2007 and December 31, 2006, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2007 and December 31, 2006 inventory consisted of finished goods valued at $ 5,770,891 and $ 8,181,794 respectively.

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

                Office Equipment           5 years

As of December 31, 2007 and 2006 Property, Plant & Equipment consist of the following:

                                                   2007               2006
                                                   ----               ----

                Office equipment                $     2,096       $        722
                                                -----------       ------------

                Accumulated depreciation               (992)              (604)
                                                -----------       ------------
                                                $     1,104       $        118
                                                ===========       ============

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104, "Revenue Recognition." Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

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

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent Accounting Pronouncements

On February 16, 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140." SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. The adoption of SAB 108 had no impact on the Company's consolidated financial statements.

In February, 2007, FASB issued SFAS 159, `The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The management is currently evaluating the effect of this pronouncement on financial statements.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 3 - TRADE & CUSTOMER DEPOSITS

Advance to suppliers represents payments to suppliers for payments of finished goods. As of December 31, 2007 and December 31, 2006, the Company had paid $988,484 and $1,064,289, respectively, as advances to suppliers. Deposits from customers represent advances from customers for purchases. As of December 31, 2007 and 2006, the Company had received $1,457,807 and $0, respectively.

Note 4- NOTES PAYABLE

The following summarizes the notes payable as of December 31, 2007 and December 31, 2006.

                                                        12/31/07     12/31/06
                                                        --------     --------

Changtu Jinjia Grain Depot Co., LTD (1)                $1,165,182         -
Term of note calls for interest at 5.31% with principal due 6 months from March 2007

China Merchant Bank (1)                                    -         $1,921,353
Term 11/19/06 - 5/9/07 with interest rate of 5.58%

China Merchant Bank (1)                                    -           $896,631
Term 12/29/06 - 6/29/07 with an interest rate of
5.58%

China Merchant Bank (1)                                    -         $1,024,721
Term 12/28/06 - 6/28/07 with an interest rate of
5.58%
                                                       ----------    ----------
Total Short Term Notes                                 $1,165,182    $3,842,705
                                                       ==========    ==========

(1) Notes held by China Merchant Bank are collateralized with pledged soybean inventory. The note held by Changtu Jinjia Grain Depot Co., LTD. is not collateralized.

Note 5 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People's Republic of China ("PRC") entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



Note 6 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.

        The following is a reconciliation of income tax expense:

        12/31/2007                          International          Total
                                           --------------     -------------
        Current                            $    1,348,320     $   1,348,320
        Deferred                                   -                 -
                                           --------------     -------------
        Total                              $    1,348,320     $   1,348,320
                                           ==============     =============

        12/31/2006                          International          Total
                                           --------------     -------------
        Current                            $      266,999     $     266,999
        Deferred                                   -                 -
                                           --------------     -------------
        Total                              $      266,999     $     266,999
                                           ==============     =============




Note 7 - COMMITMENTS & CONTINGENCIES

The Company utilizes storage space of a related party on a month to month basis. For the years ended December 31, 2007 and December 31, 2006, rent expense was $593,906 and $308,546, respectively. The Company had guarantee arrangements for two related parties through two PRC banks. These guarantees extend through October 2008. The value of the sponsion at December 31, 2007 totaled $5,668,266.


Note 8 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital. Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2007 and December 31, 2006, the Company had allocated $502,697 and $92,538, respectively, to these non-distributable reserve funds.

                       DALIAN F.T.Z HUIMING TRADE CO., LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



Note 9 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders' equity, at December 31, 2007 and 2006, are as follows:

                                                                 Accumulated
                                          Foreign Currency          Other
                                            Translation         Comprehensive
                                             Adjustment            Income
                                         ===================  ==================
Balance at December 31, 2005             $        -           $       -
Change for 2006                                      61,310              61,310
                                         ------------------   -----------------
Balance at December 31, 2006                         61,310              61,310
Change for 2007                                     267,729             267,729
Balance at December 31, 2007             $          329,039   $         329,039
                                         ==================   =================



Note 10 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 11 - MAJOR CUSTOMERS AND CREDIT RISK

Four customers accounted for more than 10% of the Company's accounts receivable. At December 31, 2007 and 2006, they accounted for 64% and 69%, respectively, of accounts receivable. At December 31, 2007, 2 vendors comprised more than 75% of the Company's accounts payable. At December 31, 2006, 4 vendors comprised more than 85% of accounts payable.

Four customers accounted for 64% of the Company's sales at December 31, 2007. Three customers accounted for 63% of the Company's sales at December 31, 2006. At December 31, 2007, four vendors accounted for 85% of purchases while at December 31, 2006, 2 vendors accounted for 74% of purchases.

Note 12 - RELATED PARTIES

The Company's financial statements reflect balances due to related parties. At December 31, 2007 and 2006, the balance due was $2,016,196 and $3,031,387, respectively.

Note 13 - SUBSEQUENT EVENTS

In February 2008, the Company entered into an agreement with a related party to transfer certain assets totaling $1,185,475 and certain liabilities totaling $1,305,547 over to the related party within three months. The net effect is a payment by the Company to a related party of $120,072.

The Company is currently occupying office space of a related party. During the years ended December 31, 2007 and 2006, this space was provided at no cost. The Company will commence paying office rent to the related party beginning in 2008.

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

OVERVIEW

On March 15, 2007, China Organic Agriculture Inc. ("CNOA" or the "Company"), through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of China Organic Agriculture Limited ("COA"), which contains the Company's operating units. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

The Company is now engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products have been sold only within the People's Republic of China. The Company reports its operations under three segments. The first of these is Ankang Agriculture (Dalian) Company Limited, which focuses on grain processing and trading. This company is 100% owned by Hong Kong Ankang Investment Co., Ltd. ("Ankang"), which is 100% owned by COA.

The second segment is Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao operates in Songyuan City of Jilin Province, abutting the Nen River in the Songyuan Plains, where it produces "green" and "organic" rice. In that area we have been granted land use rights extending to at least 2032 by the Chinese Government over approximately 1,600 acres of land, and we engage local farmers to farm rice on that property. In concert with our own production, we have also have contracts with family units who supply us with rice grown on approximately 4,660 acres to which they have been granted land use rights.

We also obtain rice grown by third parties through market channels. We have contracted with other rice producers and grain depots to increase sales capacity. The depots acquire grain wholesale on the open market, and we repurchase the grain which meets our certification standards from them at fixed prices pursuant to our agreements with them. ErMaPao's products are sold mainly to large distributors and retailers, frequently through contracts that may extend over a period of one year or more.

On February 29, 2008, CNOA purchased the Bellisimo Vineyard, the Company's third operating segment. This consists of a 153-acre vineyard located in Sonoma County, California. Bellisimo Vineyard has provided small quantities of Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines.

In December 2007, the Company entered into a letter of intent to acquire the Dalian Huiming Industry Limited ("Dalian Huiming"). The Company has since determined to purchase 60% of the stock of Dalian Huiming. The acquisition is pending completion of due diligence and documentation. Dalian Huiming is engaged in grain procurement, trading, wholesale sales, and food delivery logistic services. It focuses on soybeans, corn, and cereal crops, which are major products from the northeastern part of China. Sales to consumers are made in regions including the provinces of Liaoning, Jilin, Heilongjiang, Sichuan, Fujian, and the cities of Beijing and Shanghai.

On June 10, 2008, the Company established a new subsidiary, Far East Wine Holding Group Limited. This subsidiary will represent the Company's initiative to import and distribute California wines within China. The formation of this subsidiary represents a major component of the Company's recently launched strategic plan to capitalize on the fast-growing demand for premium California wines in China.

RESULTS OF OPERATIONS

The following tables present certain information from the consolidated statement of operations of China Organic Agriculture, Inc. for three month and six month periods ended June 30, 2008 and 2007.

                                                                    THREE MONTHS ENDED JUNE 30
                                                       ----------------------------------------------
                                                           2008             2007          % of Change
                                                           ----             ----          -----------
Sales                                                  $ 3,702,290     $ 2,317,261             60%
Cost of sales                                            2,624,556       1,540,571             70%
                                                       -----------     -----------
Gross profit                                             1,077,734         776,690             39%

Selling, general and administrative expenses               728,484          98,928            636%
                                                       -----------     -----------
Income from operations                                     349,250         677,762            (48%)
                                                       -----------     -----------
Interest expense                                           236,245              --            n/m

Interest income                                            (10,236)         (1,403)           630%
                                                       -----------     -----------
Income before income taxes                                 123,241         679,165            (82%)
Provision for income taxes                                 244,433              --            n/m
                                                       -----------     -----------
Net income (loss)                                      $  (121,192)    $   679,165            n/m
                                                       ===========     ===========

                                                                    SIX MONTHS ENDED JUNE 30
                                                       ----------------------------------------------
                                                           2008             2007          % of Change
                                                           ----             ----          -----------
Sales                                                  $ 11,223,886     $  6,433,982           74%
Cost of sales                                             8,073,264        3,850,663          110%
                                                       ------------     ------------
Gross profit                                              3,150,622        2,583,319           22%

Selling, general and administrative expenses              1,298,037          186,474          596%
                                                       ------------     ------------
Income from operations                                    1,852,585        2,396,845          (23%)
                                                       ------------     ------------
Interest expense                                            300,852               --          n/m
                                                       ------------     ------------

Interest income                                             (30,219)          (2,815)         973%
                                                       ------------     ------------
Income before income taxes                                1,581,952        2,399,660          (34%)

Provision for income taxes                                  727,538               --          n/m
                                                       ------------     ------------
Net income                                             $    854,414     $  2,399,660          n/m
                                                       ============     ============

Business Segment Information                                      Three Months Ended June 30,
                                                                 ------------------------------
                                                                     2008               2007
                                                                 -----------        -----------
Revenue:
Ankang                                                           $ 3,281,051        $        --
ErMaPao                                                              398,439          2,317,261
Bellisimo Vineyard                                                    22,800                 --
                                                                 -----------        -----------
Total Revenue                                                    $ 3,702,290        $ 2,317,261
                                                                 ===========        ===========
Cost of Sales:
Ankang                                                           $ 2,381,986        $        --
ErMaPao                                                              242,570          1,540,571
                                                                 -----------        -----------
Total Cost of Sales                                              $ 2,624,556        $ 1,540,571
                                                                 ===========        ===========

Income (Loss) from Operations before Corporate Costs:
Ankang                                                           $   899,065        $        --
ErMaPao                                                              155,869            776,690
Bellisimo Vineyard                                                  (334,960)                --
                                                                 -----------        -----------
                                                                     719,974            776,690

Corporate Costs                                                      370,724             98,928
                                                                 -----------        -----------

Income (loss) from Operations                                    $   349,250        $   677,762
                                                                 ===========        ===========

                                                                     Six Months Ended June 30,
                                                                 -------------------------------
                                                                     2008               2007
                                                                 ------------       ------------
Revenue:
Ankang                                                           $  7,436,744       $         --
ErMaPao                                                             3,764,342          6,433,982
Bellisimo Vineyard                                                     22,800                 --
                                                                 ------------       ------------
Total Revenue                                                    $ 11,223,886       $  6,433,982
                                                                 ============       ============
Cost of Sales:
Ankang                                                           $  5,670,955       $         --
ErMaPao                                                             2,402,309          3,850,663
                                                                 ------------       ------------
Total Cost of Sales                                              $  8,073,264       $  3,850,663
                                                                 ============       ============
Income (Loss) from Operations before Corporate Costs:
Ankang                                                           $  1,765,789       $         --
ErMaPao                                                             1,362,033          2,583,319
Bellisimo Vineyard                                                   (343,707)                --
                                                                 ------------       ------------
                                                                    2,784,115          2,583,319

Corporate Costs                                                       931,530            186,474
                                                                 ------------       ------------

Income from Operations                                           $  1,852,585       $  2,396,845
                                                                 ============       ============

Sales for the three months ending June 30, 2008 totaled $3,702,290 compared to $2,317,261 for the three months ending June 30, 2007. This increase of $1,385,029, or approximately 60%, is attributable to the Company's change of its operational strategy. During the second quarter of 2008, approximately $3,281,051 of sales was generated by the Company's Ankang segment, reflecting the new initiative of purchasing rice from other rice producers and then reselling this rice to retailers and wholesalers. For the six months ending June 30, 2008, the Ankang segment recorded $7,436,744 of sales. During these six months, the sales are mainly accounted for by two major customers. As the Ankang segment was established in 2008, there were no comparable sales in 2007.

The ErMaPao segment had a significant decrease in sales of both green and organic rice this quarter, which together declined to $398,439 as compared to $2,317,261 in the second quarter of 2007, reflecting the shift of the Company's primary focus to the trading opportunities in the agricultural industry and also increased amount of competition from other rice producers. ErMaPao sales for the six months ending June 30, 2008 totaled $3,764,342 compared to $6,433,982 for the six months ending June 30, 2007. This decrease of $2,669,640, or approximately 41%, is due to the same factors noted regarding the second quarter sales reduction.

Bellisimo Vineyard generated $22,800 in rental revenue from the homes on the property during the three and six months ended June 30, 2008. There were no sales of grapes or wine during these periods as grapes will not be harvestable until the end of third quarter 2008. As the Bellisimo Vineyard was acquired in February of 2008, there are no comparable figures for 2007.

The Company's sales revenues and tonnage of rice in the first three and six months of 2008 and 2007 consisted of the following:

                                   THREE MONTHS ENDED JUNE 30,
                                   ---------------------------
                              2008                            2007
                              ----                            ----
                      Revenue      Units (tons)      Revenue        Units (tons)
                      -------      ------------      -------        ------------
Resale of Rice      $3,281,051         6,700       $       --             --
Green Rice             269,743           371        1,657,433          3,248
Organic Rice           111,563            51          577,476            310
By-Products             17,133           159           82,352          1,795
                    ----------         -----       ----------          -----
Total               $3,679,490         7,821       $2,317,261          5,353
                    ==========         =====       ==========          =====

                                    SIX MONTHS ENDED JUNE 30,
                                    -------------------------
                              2008                            2007
                              ----                            ----
                      Revenue      Units (tons)      Revenue        Units (tons)
                      -------      ------------      -------        ------------
Resale of Rice      $ 7,436,744       11,744       $        --            --
Green Rice            2,161,204        3,336         3,469,093         7,012
Organic Rice          1,460,093          771         2,837,988         1,540
By-Products             143,045        1,487           126,901         3,952
                    -----------       ------       -----------        ------
Total               $11,201,086       17,338       $ 6,433,982        12,504
                    ===========       ======       ===========        ======

Gross Profit

The Company's gross profit for the three months ending June 30, 2008 was $1,077,734 (or 29% of revenue) compared to $776,690 (or 33% of revenue) for the three months ending June 30, 2007. The increase in the gross profit in the 2008 period was due to the higher level of sales. The decrease in the gross profit margin is due to the lower profit margin on Ankang's trading activity, which did not exist in the 2007 period.

The gross profit for the six months ending June 30, 2008 was $3,150,622 (or 28% of revenue) compared to $2,583,319 (or 40% of revenue) for the six months ending June 30, 2007. This increase reflects the higher revenues in the 2008 six month period, while the decrease in the gross profit margin is due to Ankang's lower margins.

ErMaPao's gross profit for the three months ending June 30, 2008 was $155,869 (or 39% of revenue) compared to $776,690 (or 34% of revenue) for the three months ending June 30, 2007. ErMaPao's gross profit for the six months ending June 30, 2008 was $1,362,033 (or 36% of revenue), down from the prior year's comparable period's gross profit of $2,583,319 (or 40% of revenue). The decrease in the gross profit reflects the substantial reduction in ErMaPao's sales, while the increase in its gross profit margin for the second quarter is due to a higher average sales price of green rice.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ending June 30, 2008 totaled $728,484 or approximately 20% of sales, compared to $98,928 or approximately 4% of sales for the three months ending June 30, 2007. This $629,556 increase is largely due to the amortization of warrant expense recorded in the 2008 quarter of $253,177 as well as increases of approximately $109,000 in professional fees and expenses for the parent company, and costs and wages of approximately $183,500 pertaining to the Bellisimo Vineyard which was acquired earlier this year.

Selling, general and administrative expense for the six months ending June 30, 2008 totaled $1,298,037 or approximately 12% of sales, compared to $186,474 or approximately 3% for the six months ending June 30, 2007. This increase of $1,111,563 is attributed to the warrant expenses amortization of $373,692 for the first six months of 2008, increased professional fees and expenses of $232,000 and Vineyard expenses of approximately $210,000.

Interest Expense

Interest expenses were $236,245 and $300,852 for the three and six month periods ending June 30, 2008. These expenses result from the debt incurred to finance the February 2008 acquisition of the Bellisimo Vineyard, which totals about $14.7 million.

Provision for Income Taxes

The Company is governed by the income tax laws of the People's Republic of China ("PRC"). The Enterprise Income Tax to which it is subject to is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its participation in both agricultural production and in the PRC Urban Labor and Employment Services Program designed to encourage companies to increase their employment of target groups. Thus it did not record an expense for income taxes nor did it paid income taxes in 2007.

According to China's new tax policy, the Company no longer benefits from tax exemption. For the three month and six month periods ending June 30, 2008, the Company accrued $244,433 and $727,538 in income taxes. The effective tax rates represented by these accruals are significantly higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes

Net Income (Loss)

Net loss was $121,192 for the three months ending June 30, 2008, compared to net income for $679,165 for the three months ending June 30, 2007. Net income was $854,414 for the six months ending June 30, 2008, compared to net income of$2,399,660 for the comparable 2007 period. These reductions in net income reflect the increase of sales revenue being more than offset by higher selling, general and administrative costs, as well as the interest expense and the new income tax provision. These latter two items were not expense items in the prior year. The addition of the Bellisimo Vineyard resulted in net income decreases in the three month and six month periods ending June 30, 2008 of about $580,000 and $645,000, respectively.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operational and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. As of June 30, 2008, Cash and cash equivalents were $678,245, current assets totaled $22,178,077, and current liabilities were $6,048,346. Working capital at June 30, 2008 was $16,129,731, as compared to $14,241,857 as of December 31, 2007 and $2,925,673 as of June 30, 2007.

The components of the $9,019,548 decrease of cash and cash equivalents from $9,697,793 as of December 31, 2007 to $678,245 as of June 30, 2008 are reflected below.

Cash Flow

                                                      Six Months Ended June 30,
                                                    ----------------------------
                                                         2008          2007
                                                    ----------------------------
Net cash provided (used) by operating activities    $(10,301,212)  $    207,848
Net cash used by investing activities                (14,598,802)       (45,395)
Net cash provided by financing activities             15,320,368             --
Effects of exchange rates on cash                        560,098         10,884

Net change in cash and cash equivalents             $ (9,019,548)  $    173,337
                                                    ============   ============

Net Cash Used by Operating Activities

During the six months ended June 30, 2008, we had negative cash flow from operating activities of $10,301,212, primarily attributable to the increase in purchase deposits of approximately $13.3 million relating to $10,642,609 deposited to a commonly controlled bank account with the Reilong Company for the acquisition of Dalian Huiming and $2,714,286 paid to the Huanyatong Investment Company Ltd. for future acquisition activities. The higher trade receivables of $3,631,323 were generated from the increase Ankang revenues. These negative cash flow factors were partially offset by higher accounts payable and accrued expenses of $3,050,927 which resulted from higher levels of purchases by Ankang and $1,839,981 in reduced ErMaPao inventory levels due to that segment's reduced level of operations, as well as the $854,414 of net income for the six months ending June 30, 2008.

Net Cash Provided (Used) by Investing Activities and Financing Activities

The Company used $14,598,802 largely to purchase the property and equipment of the Bellisimo Vineyard during the first quarter of 2008 as discussed in Note 4 of the Consolidated Financial Statements.

In connection with the acquisition of the assets of Bellisimo Vineyard we incurred two debt obligations, the first in the amount of $8,515,000 for which we granted the lender a first lien on the Vineyard's assets. This debt bears interest at an initial rate of 7.7% per annum and is repayable over a period of 20 years. The second obligation is a note payable from a related party (a shareholder) of $6,216,000, which bears 4% annual interest over its five year term, with both principal and interest payable in February, 2013. In addition the Company received an $800,000 interest-free advance from two affiliates of a shareholder, which is payable on demand.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months. However, we will likely need to raise additional capital in order to fund our acquisitions and any substantive constructions. We expect to raise those funds through credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. However, there can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that have materially positively affected, or are reasonably likely to materially positively affect, the Company's internal control over financial reporting, are as follows:

      -we have established plans and procedures to ensure complete and timely audits on future acquisitions;

      -we have increased the efficiency of the consolidation work regarding our parent company and subsidiaries' financial statements; preparation of these statements is now performed by accountants with greater GAAP familiarity. We have also changed our procedures to better ensure compliance with the SFAS rules;

      -we have introduced practices wherein our accountants and finance associates process different aspects of our accounting duties, then perform cross-checks for completeness and improved error detection.


PART II--OTHER INFORMATION

Item 1A. Risk Factors

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in:

      o our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "2007 Form 10-K"), under the caption "Risk Factors"
      o our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report
      o     our consolidated financial statements and related notes included in
            Item 1 of Part I of this report
      o our consolidated financial statements and related notes, our Management's Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2007 Form 10-K, as amended.

In addition, we note the following risk factors:

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our results.

As part of our business strategy, we expect to acquire assets and businesses relating to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include exposure to unknown liabilities of the acquired companies, additional acquisition costs and unanticipated expenses. Our quarterly and annual operating results could fluctuate due to the costs and expenses of acquiring and integrating new businesses. We may also experience difficulties in assimilating the operations and personnel of acquired businesses. Our ongoing business may be disrupted and our management's time and attention diverted from existing operations. Our acquisition strategy will likely require additional equity or debt financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results or operations and financial condition.

We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management. Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel.

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

Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills

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

We may issue shares of our capital stock to complete an acquisition, which would reduce the equity interest of our stockholders.

We may issue our securities to acquire companies or businesses. Most likely, we will issue additional shares of our common stock or preferred stock, or both, to complete acquisitions. If we issue additional shares of our common stock or shares of our preferred stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease. The shares of preferred stock we issue are likely to provide holders with dividend, liquidation and voting rights, and may include participation rights, senior to, and more favorable than, the rights and powers of holders of our common stock.

We may issue our debt securities to complete an acquisition, and if we are unable to generate sufficient cash flow from operations to satisfy the debt service associated with that indebtedness, our inability to do so may force us to sell assets and restrict our ability to obtain additional financing or place onerous restrictions on our operations.

If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation. Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions. In addition, the covenants in the loan agreements may restrict our ability to obtain additional financing and our flexibility in operating our business.

Item 5. Other Information.

On May 12, 2008, we entered into a three month sales agreement with Beijing Jingu Hengfa Trading Company, with a value equivalent to $4.3 million.

Beijing Jingu Hengfa is a rice distributor in the Beijing region, and is to sell vacuum- packed organic rice supplied by China Organic. It is expected that Jingu Hengfa will sell 1,760 tons of rice over the term of the contract. A translation of the contract is attached hereto as Exhibit 99.1.

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

Dated:   August 13, 2008        CHINA ORGANIC AGRICULTURE, INC.


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