Form 10QSB/A
period 2007-03-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-10-03
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A
                                (Amendment No. 1)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

                        Commission file number 333-129355

                         CHINA ORGANIC AGRICULTURE, INC.
           (Exact name of small business as specified in its charter)

            Florida                                      20-3505071
-------------------------------             ------------------------------------
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

                                  310-441-9777
                (Issuer's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,548,776 shares of Common Stock, No par value, as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          CHINA ORGANIC AGRICULTURE, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements ...............................  2

        Balance Sheet as of March 31, 2007 (unaudited)
        and December 31, 2006 ...........................................  2

        Consolidated Statement of Income for the three month period ended March 31, 2007 (unaudited) and March 31, 2006
        (unaudited) .....................................................  3

        Statements of Cash Flow for the three month period
        ended March 31, 2007 (unaudited) and
        March 31, 2006 (unaudited) ......................................  4

        Consolidated Statement of Stockholders' Equity for the three month period ended March 31, 2007 (unaudited) ...................  5

        Notes to Condensed Consolidated Financial Statements ............  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................  14

Item 3. Controls and Procedures .........................................  21

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders .............  22

Item 5. Other Information ...............................................

Item 6. Exhibits and Reports on Form 8-K ................................  23

        Signatures ......................................................  23

                                EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "Original Filing") to amend our condensed consolidated financial statements, and the related notes thereto, for the reasons set forth below.

In response to comments received from the Securities and Exchange Commission we determined that we needed to make certain corrections to our previously issued consolidated financial statements for the fiscal year ended December 31, 2007. We have further concluded that certain conforming adjustments need to be made to the quarterly condensed consolidated financial statements appearing in our Quarterly Report on Form 10-Qs for the quarters ended June 30, 2007 and September 30, 2007.

The changes to our financial statements relate principally to the need to include certain per share information and to the way we accounted for the "reverse merger" that occurred in March 2007.

In addition to the changes resulting from the accounting issues noted above, this amended Quarterly Report on Form 10-Q/A contains certain modifications and enhancements to the other disclosures contained in the original Report on Form 10-Q.

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

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
April 27, 2007

                         CHINA ORGANIC AGRICULTURE, INC.
                  (formerly Industrial Electric Services, Inc.)
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2007 AND DECEMBER 31, 2006

                                   ASSETS                                           3/31/2007      12/31/2006
                                                                                    ----------     ----------
Current Assets
Cash and cash equivalents                                                          $    96,969    $   316,061
Accounts receivable, net                                                             1,733,518        801,719
Inventory                                                                              979,379        436,395
Other receivables and prepaid                                                           13,264          3,284
                                                                                   -----------    -----------
Total Current Assets                                                                 2,823,130      1,557,459

Property & equipment, net                                                              706,138        721,728

Other assets

Intangibles, net                                                                     3,409,644      3,444,220
                                                                                   -----------    -----------
Total Assets                                                                       $ 6,938,912    $ 5,723,407
                                                                                   ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                              $   569,085    $ 1,070,218
Taxes payable                                                                           47,902         51,649
                                                                                   -----------    -----------
Total Current Liabilities                                                              616,987      1,121,867
                                                                                   -----------    -----------
Stockholders' Equity

Preferred stock, par value, $0.001 per share
  20,000,000 shares authorized, none outstanding                                            --             --
Common stock, no par value,
  1,000,000,000 shares authorized
  51,548,776 and 27,448,776 issued and outstanding                                     733,704        733,304
Statutory reserves                                                                     824,168        824,168
Other comprehensive income                                                              64,627         65,137
Retained earnings                                                                    4,699,426  2,978,931
                                                                                   ===========    ===========
Total Stockholders' Equity                                                           6,321,925      4,601,540
                                                                                   ===========    ===========
Total Liabilities and Stockholders' Equity                                         $ 6,938,912    $ 5,723,407
                                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                  (formerly Industrial Electric Services, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS ENDING MARCH 31,
                                                   -----------------------------
                                                        2007            2006
                                                        ----            ----
Sales, net                                          $ 4,116,721     $ 3,176,655

Cost of sales                                         2,310,092       1,826,398
                                                    -----------     -----------
Gross profit                                          1,806,629       1,350,257

Selling, general and administrative expenses             87,546          78,261
                                                    -----------     -----------
Income from operations                                1,719,083       1,271,996
                                                    -----------     -----------
Other (Income) Expense
Interest income                                          (1,412)         (1,552)
                                                    -----------     -----------
Income before income taxes                            1,720,495       1,273,548

Provision for income taxes                                   --              --
                                                    -----------     -----------
Net income                                          $ 1,720,495     $ 1,273,548
                                                    ===========     ===========
Average shares (Basic and Diluted)                   31,733,200      27,448,776

Earnings per share of common stock:

  Basic                                             $      0.05     $      0.05
  Diluted                                           $      0.05     $      0.05
                                                    ===========     ===========
Other Comprehensive Income
Net Income (Loss)                                   $ 1,720,495     $ 1,273,548
    Foreign Currency Translation Adjustment               (510)          5,297
                                                    -----------     -----------
Net Comprehensive Income                            $ 1,719,985     $ 1,278,845
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                             financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                  (formerly Industrial Electric Services, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                                    2007            2006
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 1,720,495     $ 1,273,548
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                                    50,166          46,972
(Increase) / decrease in assets:
  Accounts receivables                                                             (931,799)     (1,015,877)
  Inventory                                                                        (542,984)       (128,266)
  Other current assets                                                               (9,980)           (170)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses                                              (570,133)       (417,395)
Taxes payable                                                                        (3,747)       (127,617)
                                                                                -----------     -----------
Net cash provided by operating activities                                          (218,982)       (368,805)
                                                                                ===========     ===========
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment                                                         --         (32,490)
                                                                                -----------     -----------
Net cash provided by Investing activities                                                --         (32,490)
                                                                                -----------     -----------
Effect of exchange rate changes on cash and cash equivalents                           415          2,099
Net change in cash and cash equivalents                                            (219,092)       (406,192)
Cash and cash equivalents, beginning balance                                        316,061         626,178
                                                                                -----------     -----------
Cash and cash equivalents, ending balance                                       $    96,969     $   219,986
                                                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments                                                             $     3,747     $   127,617
                                                                                ===========     ===========
Interest payments                                                               $        --     $        --
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


                                       Common Stock
                                  --------------------                        Other                              Total
                                 Number of                   Statutory     Comprehensive      Retained       Stockholders'
                                   Shares        Amount       Reserves        Income          Earnings          Equity
                                -----------   -----------   ------------   -------------    ------------     -------------
Balance January 1, 2007          27,448,776   $   733,304    $   824,168    $    65,137     $  2,978,931      $ 4,601,540

Issuance of Shares at Merger     24,100,000           400          -              -               -                   400

Foreign currency translation
  adjustments                         -             -              -               (510)          -                  (510)

Net income for the period
ended 3/31/2007                      -              -              -              -            1,720,495        1,720,495
                                -----------    -----------   ------------   ------------     -----------      -----------
Balance March 31, 2007           51,548,776    $   733,704   $    824,168   $     64,627     $ 4,699,426      $ 6,321,925
                                ===========    ===========   ============   ============     ===========      ===========

              The accompanying notes are an integral part of these
                             financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc. or "IESI") was incorporated on August 5, 2005, in the state of Florida. The company has two wholly owned subsidiaries. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao") was established in 2002 under the laws of The Peoples' Republic of China. COA owns 100% of ErMaPao. The Company is engaged in the business of planting, processing, and selling of green and organic rice.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of March 31, 2007 and March 31, 2006, and for the periods then ended.

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

As of March 31, 2007 and December 31, 2006, the accounts of China Organic Agriculture, Inc., were maintained, and its financial statements were expressed, in Chinese Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the Chinese Renminbi as the functional currency. According toSFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

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

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There were no accounts for which a credit reserve was deemed necessary as of March 31, 2007 and December 31, 2006.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for reducing the carrying value of inventories to market value, if lower. As of March 31, 2007 and December 31, 2006 inventories included finished goods valued at $96,730 and $45,645 respectively. Raw material inventories as of March 31, 2007 and December 31, 2006 are valued at $882,649 and $390,750, respectively. Expenses included in inventories and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the conversion of the raw rice into the finished product.

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2007, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.
Revenue Recognition

The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales revenue is recognized at the date that our customers take delivery of the product at our distribution center, when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's products are not returnable.

Advertising Costs

The company Expenses advertising Costs as incurred. For the three months ending March 31, 2007 advertising costs were $5,122.

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

The Company collects value added taxes ("VAT") as required from its customers and is charged VAT on certain of its purchases. The Company excludes the impact of VAT collected and disbursed from its revenues and expenses, and remits the net amount to the appropriate governmental agency.

Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. As of March 31, 2007 and September 30, 2006, there were no dilutive instruments outstanding.

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond any such allowance is limited.

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and March 31, 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and March 31, 2006 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140". Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements for the period ended March 31, 2007.

In September, 2006, FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect its adoption to have a material effect on its consolidated financial position or results of operation.

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

Note 3 - PROPERTY, PLANT & EQUIPMENT

As of March 31, 2007 and December 31, 2006, Property, plant & equipment consisted of the following:

                                  3/31/2007           12/31/2006
                                ------------        ------------

Real property                   $    579,989        $    579,989

Machinery & equipment                240,203             240,203

Transportation equipment              48,575              48,575
                                ------------        ------------

Total                                868,767             868,767

Accumulated depreciation            (162,628)           (147,038)
                                ------------        ------------

Net book value                  $    706,138        $    721,728
                                ============        ============

During the three month periods ending March 31, 2007 and March 31, 2006, depreciation expense was $15,590 and $14,352, respectively.

Note 4 - INTANGIBLE ASSETS

As of March 31, 2007 and December 31, 2006, Intangible assets consisted of the following:

                                  3/31/2007          12/31/2006
                                  ---------          ----------

Purchased land rights           $ 3,613,293         $ 3,613,293

Accumulated amortization           (203,649)           (169,073)
                                -----------         -----------
Intangible assets               $ 3,409,644         $ 3,444,220
                                ===========         ===========

During the three month periods ending March 31, 2007 and March 31, 2006, amortization expense was $34,576 and $32,620, respectively.

The original cost of finite-lived intangible assets is $3,613,293 as of September 30, 2007.

The estimated future amortization expenses related to intangible assets as of March 31, 2007 are as follows:

                   2007 (remaining nine months)  102,311
                   2008                          136,887
                   2009                          136,887
                   2010                          136,887
                   2011                          136,887
                   2012                          136,887
             Thereafter                       $2,622,898

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

Note 6 - INCOME TAXES

The Company is governed by the Income Tax Laws of PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is at a statutory rate of 33%, consisting of a 30% national income tax and a 3% Provincial income tax. The Company is currently benefiting from an exemption from these taxes because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program.

Taxes payable as of March 31, 2007 and December 31, 2006 pertain to net VAT liability.

Note 7 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $4,648 for the three months ended March 31, 2007.

Note 8 - PRODUCT MIX AND MAJOR CUSTOMERS

Green rice is rice that has been cultivated under certain standards established by the agricultural agencies of the PRC, including limits and restrictions on the use of synthetic fertilizers. Organic rice is rice produced to the highest of the "green food production environment quality standards. Such rice will have to have been cultivated on land previously unused and should have no chemicals or any other non-natural additives in order to preserve the land for future farming.

The Company had no customer who individually accounted for more than 10% of revenues during the three months ended March 31, 2007. No customer accounted for more than 10% of the Company's accounts receivable at March 31, 2007.

The mix of the Company's agricultural product revenue and tonnage for the three month periods ending March 31, 2007 and March 31, 2006 is as follows:

                                   THREE MONTHS ENDED MARCH 31,
                                   --------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue      Units (tons)       Revenue       Units (tons)
                     ---------     ------------      ----------     ------------
Green Rice         $ 1,857,195         3,765        $ 1,366,623         3,110
Organic Rice         2,088,666         1,229          1,672,489         1,125
By-Products            170,860         2,157            137,543         1,708
                    ----------     ------------      -----------    ------------
Total              $ 4,116,721         7,151          3,176,655         5,943
                    ==========     ============      ===========    ============

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

Item 3. Controls and Procedures

In March 2007 we, then a shell company, acquired China Organic Agriculture, Ltd., a BVI holding company, and its subsidiary, Jilin Songyuan City Ermapao Green Rice Ltd., an active business organized in the PRC. At such time we adopted the financial controls and procedures of Ermapao as ours and began to upgrade such financial controls and procedures. In addition, we began to adopt and implement disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) intended to satisfy the requirements of the Exchange Act.

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. We continue to revise our disclosure controls and procedures and our financial controls and procedures in an attempt to adopt measures that will ensure that they are adequate to ensure compliance with our reporting obligations under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 3, 2008          CHINA ORGANIC AGRICULTURE, INC.


                                By: /s/ Jingsong Li
                                    --------------------------------------------
                                    Jingsong Li
                                    Chief Executive Officer
                                    (Principal Executive Officer)


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