Form 10QSB/A
period 2007-06-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-10-03
CIK 1337826

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

                                  310-441-9777
                (Issuer's telephone number, including area code)


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

                                EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the "Original Filing") to amend our condensed consolidated financial statements, and the related notes thereto, for the reasons set forth below.

In response to comments received from the Securities and Exchange Commission we determined that we needed to make certain corrections to our previously issued consolidated financial statements for the fiscal year ended December 31, 2007. We have further concluded that certain conforming adjustments need to be made to the quarterly condensed consolidated financial statements appearing in our Quarterly Report on Form 10-Qs for the quarters ended March 31, 2007 and September 30, 2007.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------

Item 1.    Consolidated Financial Statements ..........................     1

           Balance Sheet as of June 30, 2007 (unaudited)
           and December 31, 2006 ......................................     2

           Consolidated Statement of Income for the three and six month periods ended June 30, 2007 (unaudited) and June 30, 2006
           (unaudited) ................................................     3

           Statements of Cash Flow for the three month periods
           ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)    4

           Consolidated Statement of Stockholders' Equity for the six
           month periods ended June 30, 2007 (unaudited) ...............    5

           Notes to Condensed Consolidated Financial Statements .......     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................    15

Item 3.    Controls and Procedures ....................................    25

                           PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities ....................    25
Item 4.    Submission of Matters to a Vote of Security Holders ........    26
Item 6.    Exhibits and Reports on Form 8-K ...........................    27

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

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
July 27, 2007

                        CHINA ORGANIC AGRICULTURE, INC.

                          CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS                                                6/30/2007      12/31/2006
                                                      ---------      ----------
Current Assets
Cash and cash equivalents                            $   489,798    $   316,061
Accounts receivable, net                               1,790,679        801,719
Inventory                                              1,170,306        436,395
Other receivables and prepaids                            54,095          3,284
                                                     -----------    -----------
Total Current Assets                                   3,504,877      1,557,459

Property & equipment, net                                734,977        721,728
Other assets
Intangibles, net                                       3,375,237      3,444,220
                                                     -----------    -----------

Total Assets                                         $ 7,615,092    $ 5,723,407
                                                     ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                $   569,949    $ 1,070,218
Taxes payable                                                            51,649
                                                     -----------    -----------
Total Current Liabilities                                569,949      1,121,867
                                                     -----------    -----------
Stockholders' Equity

Preferred stock, par value, $0.001 per share
  20,000,000 shares authorized, none outstanding              --             --
Common stock, no par value, "none"
  1,000,000,000 shares authorized
  51,548,776 and 27,448,776 issued and outstanding       733,704        733,304
Statutory reserves                                       824,168        824,168
Other comprehensive income                               108,680         65,137
Retained earnings                                      5,378,591      2,978,931
                                                     -----------    -----------
Total Stockholders' Equity                             7,045,143      4,601,540
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity           $ 7,615,092    $ 5,723,407
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS ENDING JUNE 30,       SIX MONTHS ENDING JUNE 30,
                                              -----------------------------      ----------------------------
                                                    2007            2006            2007             2006
                                                 ---------       ---------        ---------       ----------
Sales, net                                     $ 2,317,261     $   829,218      $ 6,433,982      $ 4,010,873

Cost of sales                                    1,540,571         503,411        3,850,663        2,332,558
                                                -----------     -----------      -----------     -----------
Gross profit                                       776,690         325,807        2,583,319        1,678,315

Selling, general and administrative expenses        98,928          83,913          186,474          161,997
                                                -----------     -----------      -----------     -----------
Income from operations                             677,762         241,894        2,396,845        1,516,318

Interest income                                      1,403              --            2,815            1,551
                                                -----------     -----------      -----------     -----------
Income before income taxes                         679,165         241,894        2,399,660        1,517,875

Provision for income taxes                              --              --                --              --
                                                -----------     -----------      -----------     -----------
Net income                                      $  679,165     $   241,894       $ 2,399,660     $ 1,517,875
                                                ===========     ===========      ===========     ===========

Average shares (Basic and Diluted)              51,548,776      27,448,776        41,695,737      27,448,776

Earnings per share of common stock:

  Basic                                        $      0.01     $      0.01      $      0.06     $      0.06
  Diluted                                      $      0.01     $      0.01      $      0.06     $      0.06
                                               ===========     ===========      ===========     ===========

Other Comprehensive Income
Net Income (Loss)                              $   679,165     $   241,894      $ 2,399,660     $ 1,517,875
Other Comprehensive Income
     Foreign Currency
     Translation Adjustment                         44,053          (2,655)          43,543           2,642
                                               -----------     -----------      -----------     -----------
Net Comprehensive Income                       $   723,218     $   239,239      $ 2,443,203     $ 1,520,517
                                               ===========     ===========      ===========     ===========

The accompanying notes are an integral part of these financial statements.

                          CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS  ENDED JUNE 30, 2007 AND JUNE 30, 2006

                                                                  6/30/2007      6/30/2006
                                                                  ---------      ---------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income                                                      $ 2,399,660     $ 1,517,874
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                    101,129          96,706
(Increase) / decrease in assets:
   Accounts receivables                                            (955,801)       (894,913)
   Inventory                                                       (713,376)         75,425
   Other current assets                                             (50,081)          1,415
Increase / (decrease) in current liabilities:
   Accounts payable and accrued expenses                           (523,867)       (793,917)
   Taxes payable                                                    (49,846)       (108,669)
                                                                -----------     -----------

Net cash provided (used) by operating activities                    207,848        (106,079)
                                                                -----------     -----------

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property & equipment                                    (45,395)        (27,488)
                                                                -----------     -----------
Net cash provided by investing activities                           (45,395)        (27,488)
                                                                -----------     -----------
Effect of exchange rate changes on cash and cash equivalents         11,284             986

Net change in cash and cash equivalents                             173,737        (132,581)
Cash and cash equivalents, beginning balance                        316,061         626,178
                                                                -----------     -----------
Cash and cash equivalents, ending balance                       $   489,798     $   493,597
                                                                ===========     ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments                                             $        --     $        --
                                                                ===========     ===========
Interest payments                                               $        --     $        --
                                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                      Common Stock
                                  --------------------                         Other                            Total
                                 Number of                   Statutory     Comprehensive      Retained       Stockholders'
                                   Shares        Amount       Reserves         Income         Earnings          Equity
                                -----------   -----------   ------------   -------------    ------------     -------------
Balance January 1, 2007          27,448,776   $   733,304    $   824,168    $    65,137     $  2,978,931      $ 4,601,540

Issuance of Shares at Merger     24,100,000           400         -              -               -                    400

Foreign currency translation
   adjustments                       -              -             -                (510)         -                   (510)
Net income for the period
ended 3/31/2007                      -              -             -              -             1,720,495        1,720,495
                                -----------    -----------   ------------   ------------     -----------      ------------
Balance March 31, 2007           51,548,776       733,704        824,168         64,627        4,699,426        6,321,925

Foreign currency translation
   adjustments                       -              -             -              44,053            -               44,053

Net income for the period
ended 6/30/2007                      -              -             -               -              679,165          679,165
                                -----------    -----------   ------------   ------------     -----------      ------------
Balance June 30, 2007            51,548,776    $  733,304    $   824,168    $   108,680      $ 5,378,591      $ 7,045,143
                                ===========    ===========   ============   ============     ===========      ============

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of June 30, 2007 and June 30, 2006, and for the periods then ended.

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

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There were no accounts for which a credit reserve was deemed necessary as of June 30, 2007 and December 31, 2006.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for reducing the carrying value of inventories to market value, if lower. As of June 30, 2007 and December 31, 2006 inventories included finished goods valued at $576,836 and $45,645 respectively. Raw material inventories as of June 30, 2007 and December 31, 2006 are valued at $593,470 and $390,750, respectively. Expenses included in inventories and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the conversion of the raw rice into the finished product.

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007, there were no significant impairments of its long-lived assets.

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

Advertising Costs

The company Expenses advertising Costs as incurred. For the three months and six months ending June 30, 2007 advertising costs were $0 and $ 5188, respectively.

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

Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. As of June 30, 2007 and June 30, 2006, there were no dilutive instruments outstanding.

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and June 30, 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140." Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements for the period ended June 30, 2007.

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

                            CHINA ORGANIC AGRICULTURE, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 2007

Note 3 - PROPERTY, PLANT & EQUIPMENT

As of June 30, 2007 and December 31, 2006, Property, plant & equipment consisted of the following:

                                  6/30/2007           12/31/2006
                                ------------        ------------

Real property                   $    579,989        $    579,989

Machinery & equipment                272,870             240,203

Transportation equipment              61,302              48,575
                                ------------        ------------

Total                                914,161             868,767

Accumulated depreciation            (179,183)           (147,038)
                                ------------        ------------

Net book value                  $    734,928        $    721,728
                                ============        ============

During the six month periods ending June 30, 2007 and June 30, 2006, depreciation expense was $32,145 and $29,549, respectively.

                          CHINA ORGANIC AGRICULTURE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007


Note 4 - INTANGIBLE ASSETS

As of June 30, 2007 and December 31, 2006, Intangible assets consisted of the following:

                                 6/30/2007          12/31/2006
                                 ---------          ----------

Purchased land rights           $ 3,613,293        $ 3,613,293

Accumulated amortization           (238,056)          (169,073)
                                -----------        -----------
Intangible assets               $ 3,375,237        $ 3,444,220
                                ===========        ===========

During the six month periods ending June 30, 2007 and June 30, 2006, amortization expense was $69,983 and $67,157, respectively.

The original cost of finite-lived intangible assets is $3,613,293 as of September 30, 2007.

The estimated future amortization expenses related to intangible assets as of June 30, 2007 are as follows:

                   2007 (remaining six months)    70,056
                   2008                          140,112
                   2009                          140,112
                   2010                          140,112
                   2011                          140,112
                   2012                          140,112
             Thereafter                       $2,604,621

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

Taxes payable as of December 31, 2006 pertain to net VAT liability.

Note 7 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $7,882 for the six months ended June 30, 2007.

On May 31, 2007, China Organic Agriculture Inc. entered into a Fixed Price Standby Equity Distribution Agreement (the "Agreement") with six investors (the "Investors"). Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock, for a total purchase price of up to $21 million (a per share purchase price of $1.05 per share). The Investors' obligation to purchase shares of common stock under the Agreement is subject to certain conditions, including the Company's obtaining an effective registration statement for the resale of the common stock sold under this Agreement.

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

The Company had no customer who individually accounted for more than 10% of revenues during the nine months ended June 30, 2007. No customer accounted for more than 10% of the Company's accounts receivable at June 30, 2007.

The mix of the Company's agricultural product revenue and tonnage for the three and six month periods ending June 30, 2007 and June 30, 2006 is as follows:

                                   THREE MONTHS ENDED JUNE 30,
                                   --------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue      Units (tons)       Revenue       Units (tons)
                      -------      ------------      ----------     ------------
Green Rice         $ 1,641,422            3,248     $   458,110          992
Organic Rice           545,223              310         326,681          211
By-Products            130,616            1,795          44,427          633
                    ----------     ------------      -----------    ------------
Total              $ 2,317,261            5,353         829,218        1,836
                    ==========     ============      ===========    ============

                                    SIX MONTHS ENDED JUNE 30,
                                   ---------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue       Units (tons)     Revenue        Units (tons)
                     ----------     ------------    ----------     -------------
Green Rice          $ 3,498,618         7,012      $ 1,826,405         4,102
Organic Rice          2,633,889         1,540        2,002,321         1,336
By-Products             301,475         3,952          182,147         2,341
                    -----------    ------------    -----------     -------------
Total               $ 6,433,982        12,504        4,010,873         7,779
                    ===========     ===========    ===========     =============

                          CHINA ORGANIC AGRICULTURE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

OVERVIEW

On March 19, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Industrial Electric Services, Inc. ("IESI") and a wholly owned Subsidiary of INEL ("Sub"), China Organic Agriculture Limited ("COA"), and the shareholders of COA. Under the terms of the agreement COA is the surviving company.

COA is a corporation formed under the laws of the British Virgin Island and a holding company that owns all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is the operating company organized under the laws of China.

The Company has consummated the Merger Transaction and acquired IESI from the IESI Shareholders and thereby indirectly acquired the Chinese operating company ErMaPao.

In exchange for transferring INEL to the Company, the IESI Shareholders retained stock consisting of 24,100,000 shares of the Company's common stock.

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

The following table presents the statement of operation for the three months ended June 30, 2007 as compared to the three months period ended June 30, 2006.

                                     6/30/2007         6/30/2006     % of change
                                    -----------       -----------    -----------

Sales, net                          $ 2,317,261       $   829,218        179%

Cost of sales                         1,540,571           503,411        206%
                                    -----------       -----------    -----------
Gross profit                            776,690           325,807        138%

Selling, general and
   administrative expenses               98,928            83,913         18%
                                    -----------       -----------    -----------
Income from operations                  677,762           241,894        180%
                                    -----------       -----------    -----------
Interest income                           1,403                --         n/a

                                    -----------       -----------    -----------
Income before income taxes              679,165           241,894        181%

Provision for income taxes                   --                --
                                    -----------       -----------    -----------
Net income                          $   679,165       $   241,894        181%
                                    ===========       ===========    ===========


                                     THREE MONTHS ENDED JUNE 30,
                                   --------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue      Units (tons)       Revenue       Units (tons)
                      -------      ------------      ----------     ------------
Green Rice         $ 1,641,422            3,248     $   458,110          992
Organic Rice           545,223              310         326,681          211
By-Products            130,616            1,795          44,427          633
                    ----------     ------------      -----------    ------------
Total              $ 2,317,261            5,353         829,218        1,836
                    ==========     ============      ===========    ============

Net sales

Net sales for the three months ending June 30, 2007 totaled $2,317,261 compared to $829,281 for the three months ended June 30, 2006. This 179% increase was attributable to the Company's increased production capacity and production output as well as increasing its customer base by expanding its distribution channels into large supermarkets in cities such as Shanghai, Nanjing and Beijing and increasing brand awareness. The decrease in sales in the three months ending June 30, 2007 as compared to the three months ended March 31, 2007 because of seasonality in the rice production and sales.

Gross Profit Margin

Gross profit margin for the three months ending June 30, 2007 was 33.5% compared to 39.4% for the three months ending June 30, 2006. This decrease is due to a larger portion of the Company's revenue coming from green rice sales, which has a lower gross margin (20.6%) as compared to organic rice (55.9%). The mix of revenue during the three months ended June 30, 2007 was (70.8%) for green rice and (23.5%) for organic rice, as compared to (55.2%) and (39.4%), respectively in the three months ending June 30, 2006.

Operating Expense

Selling, general and administrative expense for the three months ending June 30, 2007 totaled $98,928 or approximately 4.3% of net sales, compared to $83,913 or approximately 10.1% for the three months ending June 30, 2006. The increase in expenses was due to acquiring a cargo truck and rental of new office space in part to support the increase in sales.

Net Income

Net income was $679,165 or 29.3% of Sales for the three months ending June 30, 2007, compared to $241,894 or 29.2% of Sales for the three months ending June 30, 2006. This increase of $437,271 is due to the expansion of our sales and distribution channels while keeping our total operating expenses at a steady level as a percentage of revenue.

The following table presents the statement of operations for the six months ended June 30, 2007 as compared to the six month period ended June 30, 2006.

                                  6/30/2007       6/30/2006      % of change
                                 ----------      ----------      -----------

Sales, net                      $ 6,433,982     $ 4,010,873          60%

Cost of sales                     3,850,663       2,332,558          65%
                                 ----------      ----------      -----------
Gross profit                      2,583,319       1,678,315          53%

Selling, general and
administrative expenses             186,474         161,997          15%
                                 ----------      ----------      -----------
Income from operations            2,396,845       1,516,318          58%

Interest income                       2,815           1,557          80%
                                 ----------      ----------      -----------
Income before income taxes        2,399,660       1,517,875          58%

Provision for income taxes               --               --
                                 ----------      -----------     -----------
Net income                      $ 2,399,660      $ 1,517,875         58%
                                 ==========      ===========     ===========


                                      SIX MONTHS ENDED JUNE 30,
                                   ---------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue       Units (tons)     Revenue       Units (tons)
                     ----------     ------------    ----------    --------------
Green Rice          $ 3,498,618         7,012      $ 1,826,405         4,102
Organic Rice          2,633,889         1,540        2,002,321         1,336
By-Products             301,475         3,952          182,147         2,341
                    -----------    ------------    -----------    --------------
Total               $ 6,433,982        12,504        4,010,873         7,779
                    ===========     ===========    ===========    ==============

Net Sales

Net sales for the six months ending June 30, 2007 totaled $6,433,982 compared to $4,010,873 for the six months ended June 30, 2006. This 60% increase of $2,423,109 was attributable to the Company's increased production capacity and production output of both the green and organic rice as well as increasing its customer base by expanding its distribution channels into larger supermarkets in cities such as Shanghai, Nanjing and Beijing, and thus increasing its brand awareness.

Gross Profit Margin

Gross profit margin for the six months ending June 30, 2007 was 40.2% compared to 41.8% for the six months ending June 30, 2006. This is largely due to a large portion of green rice sales, which has a lower gross margin (21.5%) as compared to organic rice (58.1%). The mix of revenue during the six months ended June 30, 2007 was (54.4%) green rice and (40.9%) organic rice, as compared to (45.5%) and (49.9%), respectively in the six months ending June 30, 2006.

Operating Expense

General and administrative expense for the six months ending June 30, 2007 totaled $186,474 or approximately 2.9% of net sales, compared to $161,997 or approximately 4.0% for the three months ending June 30, 2006. This expense increase results from acquiring a cargo truck and additional other space, in part to support the higher level of sales.

Net Income

Net income was $2,399,660 or 37.3% of Sales for the six months ending June 30, 2007, compared to $1,517,875 or 37.8% of Sales for the six months ending June 30, 2006. This 58% increase of $881,785 is due to the expansion of our sales and distribution channels while keeping our total operating expenses at a relatively steady level as a percentage of revenue.

Liquidity and Capital Resources

The Company has historically generated cash from operations. Operations and Liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $489,798 and current assets totaled $3,504,877. The Company's total current liabilities were $569,949 as of June 30, 2007, resulting in a working capital level of $2,934,928. Cash and Working capital as of December 31, 2006 were $316,061 and 435,592, respectively.

We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However it is possible that the Company might need to raise additional capital in order to fund acquisitions or further expansions of its facilities. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt of equity, on terms satisfactory to management and our board of directors.

The components of the $173,737 increase in Cash and cash equivalents between December 31, 2006 and June 30, 2007 are reflected below.

                                                         Cash Flows for the
                                                      Six Months Ended June 30,
                                                  -----------------------------
                                                      2007             2006
                                                  ------------     ------------
Net cash provided (used) by operating activities  $    207,848     $   (106,079)
Net cash used by investing activities                  (45,395)         (27,488)
Effects of exchange rates on cash                       11,284              986
                                                  ------------     ------------
Net Cash Flow                                     $    173,737     $   (132,581)
                                                  ============     ============

Net Cash Provided (Used) by Operating Activities

For the six months ending June 30, 2007, the Company generated positive cash flow from operating activities of $207,848. This was due to the net income for that period of $2,399,660, which was partially offset by increases in accounts receivable and inventory of $955,801 and $713,376, respectively, as well as by a decrease in accounts payable of $523,867. The increase in accounts receivables and inventory reflect the higher level of rice sales and production as well as inventory levels are typically lower in December due to sales and production seasonally.

Net Cash Used by Investing Activities

For the six months ending June 30, 2007, the Company made a modest $45,395 additions to its machinery and equipment, and transportation equipment.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

                                  RISK FACTORS

Risks associated with our Common Stock

There is currently a limited public market for the Company's common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

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

We do not intend to pay dividends on our common stock. The Company has no plans for paying dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for expansion and the implementation of our new business plan. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which the Board of Directors determines, that can be allocated to dividends.

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

We face economic risks in doing business in China. As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970's to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

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

The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards
(1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb what may be an excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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