Form 10QSB/A
period 2007-09-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-10-03
CIK 1337826

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

                                 310-441-9777
                ------------------------------------------------
                (Issuer's telephone number, including area code)


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

                                EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Original Filing") to amend our condensed consolidated financial statements, and the related notes thereto, for the reasons set forth below.

In response to comments received from the Securities and Exchange Commission we determined that we needed to make certain corrections to our previously issued consolidated financial statements for the fiscal year ended December 31, 2007. We have further concluded that certain conforming adjustments need to be made to the quarterly condensed consolidated financial statements appearing in our Quarterly Report on Form 10-Qs for the quarters ended March 31, 2007 and June 30, 2007.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1. Consolidated Financial Statements

        Balance Sheet as of September 30, 2007 (unaudited)
        and December 31, 2006 .........................................     4

        Consolidated Statement of Income for the three and
        nine month periods ended September 30, 2007 (unaudited)
        and September 30, 2006 (unaudited) ............................     5

        Statements of Cash Flow for the nine month periods
        ended September 30, 2007 (unaudited) and
        September 30, 2006 (unaudited) ................................     6

        Consolidated Statement of Stockholders' Equity for the
        nine month period ended September 30, 2007 (unaudited) ........     7

        Notes to Condensed Consolidated Financial Statements ..........     8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .....................................    19

Item 3. Controls and Procedures .......................................    28

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..............................    29

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

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
November 2, 2007

                         CHINA ORGANIC AGRICULTURE, INC.

                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                                   ASSETS            9/30/2007      12/31/2006
                                                    -----------     -----------
Current Assets
Cash and cash equivalents                           $ 2,996,493     $   316,061
Accounts receivable, net                              4,372,755         801,719
Inventory                                             4,349,155         436,395
Other receivables and prepaids                          679,662           3,284
                                                    -----------     -----------
Total Current Assets                                 12,398,065       1,557,459

Property & equipment, net                             1,032,424         721,728
Other assets
Intangibles, net                                      3,340,533       3,444,220
                                                    -----------     -----------

Total Assets                                        $16,771,022     $ 5,723,407
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable-related party                         $ 2,063,797     $        --
Accounts payable and accrued expenses                   426,516       1,070,218
Taxes payable                                                --          51,649
                                                    -----------     -----------
Total Current Liabilities                             2,490,313       1,121,867
                                                    -----------     -----------
Stockholders' Equity

Preferred stock, par value, $0.001 per share
  20,000,000 shares authorized, none outstanding             --              --
Common stock, no par value,
  1,000,000,000 shares authorized
  51,548,776 and 27,448,776 issued and outstanding      733,704         733,704
Statutory reserves                                      824,168         824,168
Other comprehensive income                              116,231          65,137
Retained earnings                                    12,606,606       2,978,931
                                                    -----------     -----------
Total Stockholders' Equity                           14,280,709       4,601,540
                                                    -----------     -----------
Total Liabilities and Stockholders' Equity          $16,771,022     $ 5,723,407
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                THREE MONTHS ENDING SEPTEMBER 30,      NINE MONTHS ENDING SEPTEMBER 30,
                                               ------------------------------------   ---------------------------------
                                                       2007             2006                  2007             2006
                                                   -------------     ------------           -----------    -----------
Sales, net                                          $22,370,228         1,535,300           $28,804,210      5,546,173

Cost of sales                                        14,825,974           879,922            18,676,637      3,212,480
                                                   -------------     -------------          -----------     -----------
Gross profit                                          7,544,254           655,378            10,127,573      2,333,693

Selling, general and administrative expenses            318,441            80,886               504,915         242,883
                                                   -------------     -------------          -----------     -----------
Income from operations                                7,225,813           574,492             9,622,658       2,090,810
                                                   -------------     -------------          -----------     -----------

Other (Income)                                          (2,305)            (1,046)              (5,120)         (2,603)
Interest  expense                                          103                --                   103              --
                                                   -------------     -------------          -----------     -----------

Income before income taxes                            7,228,015           575,538             9,627,675       2,093,413

Provision for income taxes                                  --                --                    --
                                                   ------------      -------------          -----------     -----------
Net income                                          $ 7,228,015           575,538             9,627,675       2,093,413
                                                   ============      =============          ===========     ===========
Average shares (Basic and Diluted)                   51,548,776        27,448,776            45,083,771      27,448,776

Earnings per share of common stock:

  Basic                                             $      0.14              0.02                  0.21            0.08
  Diluted                                           $      0.14              0.02                  0.21            0.08
                                                   ============      =============           ==========     ===========

Other Comprehensive Income
Net Income (Loss)                                   $ 7,228,015           525,538             9,627,675       2,093,413

Other Comprehensive Income
   Foreign Currency
   Translation Adjustment                                 7,551           40,055                 51,094        42,697
                                                    -----------       -----------           ------------   -----------
Net Comprehensive Income                            $ 7,235,566          565,593              9,678,769      2,136,110
                                                    ===========       ===========           ============   ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                 9/30/2007         9/30/2006
                                                                -----------       -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income                                                      $ 9,627,675       $ 2,093,413
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                       137,836           147,141
(Increase)/decrease in assets:
   Accounts receivables                                          (3,552,555)       (1,114,960)
   Inventory                                                     (3,895,766)          652,813
   Other current assets                                            (673,972)            3,175
Increase/(decrease) in current liabilities:
   Accounts payable and accrued expenses                           (653,786)       (1,516,170)
   Taxes payable                                                    (47,379)          (63,611)
                                                                -----------       -----------
Net cash provided by operating activities                           942,053           201,801
                                                                -----------       -----------

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property & equipment                                   (344,845)          (32,490)
                                                                -----------       -----------
Net cash provided by investing activities                          (344,845)          (32,490)
                                                                -----------       -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceed of Loan                                                   2,056,529                --
                                                                -----------       -----------
Net Cash provided by financing activities                         2,056,529                --
                                                                -----------       -----------
Effect of exchange rate changes on cash and cash equivalents         26,695            22,598

Net change in cash and cash equivalents                           2,680,432           191,909
Cash and cash equivalents, beginning balance                        316,061           626,178
                                                                -----------       -----------
Cash and cash equivalents, ending balance                       $ 2,996,493       $   818,087
                                                                ===========       ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments                                             $        --       $        --
                                                                ===========       ===========
Interest payments                                               $        --       $        --
                                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                    Common Stock
                               -----------------------                       Other                       Total
                                 Number of                  Statutory    Comprehensive     Retained   Stockholders'
                                  Shares        Amount      Reserves         Income        Earnings      Equity
                               ------------  -----------   -----------   -------------    ----------  -------------
Balance January 1, 2007         27,448,776   $  733,304    $  824,168    $   65,137     $ 2,978,931    $ 4,601,540

Issuance of Shares at Merger    24,100,000          400          -              -            -                 400

Foreign currency translation
adjustments                         -             -              -           51,094          -              51,094

Net income for the period
ended 9/30/2007                     -             -              -              -          9,627,675      9,627,675
                                ----------   -----------  ------------   -----------     -----------   ------------
Balance September 30, 2007      51,548,776   $  733,304    $  824,168    $   116,231    $ 12,606,606     14,280,709
                                ==========   ===========  ============   ===========     ===========   ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTE TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("COAI" or "Company") (formerly Industrial Electric Services, Inc. or "IESI") was incorporated on August 5, 2005, in the state of Florida. The Company has several wholly owned subsidiaries. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao") was established in 2002 under the laws of the Peoples' Republic of China. COA owns 100% of ErMaPao. Jilin Yutian of Organic Agriculture Co., Ltd ("Yutian") was founded in August 2007 under the laws of the People's Republic of China. It is owned 100% by ErMaPao. The Company is engaged in the business of the production, processing, sale, trading and distribution of agricultural products.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the account of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of September 30, 2007 and September 30, 2006, and for the periods then ended.

On March 15, 2007 through a reverse merger, CNOA issued 27,448,776 shares of stock in exchange for all the outstanding shares of COA. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange is equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the post comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Translation Adjustment

As of September 30, 2007 and December 31, 2006, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the Chinese Renminbi as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

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

Risks and Uncertainties

The Company's operation are carried out in the People's Republic of China ("PRC"). Accordingly, the company's business, financial condition and results of Operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There were no accounts for which a credit reserve was deemed necessary as of September 30, 2007 and December 31, 2006.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for reducing the carrying value of inventories to market value, if lower. As of September 30, 2007 and December 31, 2006 inventories included finished goods valued at $1,606,038 and $45,645 respectively. Raw material inventories as of September 30, 2007 and December 31, 2006 are valued at $2,743,117 and $390,750, respectively. Expenses included in inventories and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the conversion of the raw rice into the finished product.

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007, there were no significant impairments of its long-lived assets.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition," Sales revenue is recognized at the date that our customers take delivery of the product at our distribution center, when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's products are not returnable.

Advertising Costs

The company expenses advertising costs as incurred. For the three months and nine months ending September 30, 2007 advertising costs were $7,712 and $12,853, respectively.

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

Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. As of September 30, 2007 and September 30, 2006, there were no dilutive instruments outstanding.

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and September 30, 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and September 30, 2006 are not necessarily indicative of the operating results for the full year.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements for the period ended September 30, 2007.

In September, 2006, FASB issued SFAS Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect its adoption to have a material effect on its consolidated financial position or results of operation.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 3 - PROPERTY, PLANT & EQUIPMENT

As of September 30, 2007 and December 31, 2006, Property, plant & equipment consisted of the following:

                                  9/30/2007           12/31/2006
                                  ----------          ----------

Construction in progress        $    295,252        $         --

Real property                        579,989             579,989

Machinery & equipment                277,068             240,203

Transportation equipment              61,302              48,575
                                ------------        ------------

Total                              1,213,611             868,767

Accumulated depreciation            (181,187)           (147,039)
                                ------------        ------------

Net book value                  $  1,032,424        $    721,728
                                ============        ============

During the nine month periods ending September 30, 2007 and September 30, 2006, depreciation expense was $34,148 and $45,229, respectively.

Note 4 - INTANGIBLE ASSETS

As of September 30, 2007 and December 31, 2006, Intangible assets consisted of the following:

                                 9/30/2007          12/31/2006
                                 ----------         ----------

Purchased land rights           $ 3,613,293        $ 3,613,293

Accumulated amortization           (272,760)          (169,073)
                                -----------        -----------
Intangible assets               $ 3,340,533        $ 3,444,220
                                ===========        ===========

During the nine month periods ending September 30, 2007 and September 30, 2006, amortization expense was $103,687 and $101,912, respectively.

The original cost of finite-lived intangible assets is $3,613,293 as of September 30, 2007.

The estimated future amortization expenses related to intangible assets as of September 30, 2007 are as follows:

                   2008                            140,112
                   2009                            140,112
                   2010                            140,112
                   2011                            140,112
                   2012                            140,112
             Thereafter                         $2,639,973

Note 5 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 6 - NOTE PAYABLE - RELATED PARTIES

During the three months ending September, the Company received a $2,063,797 loan from a company related to existing shareholders of the company. The Company intends to apply the loan proceeds to the expansion of its rice processing base, including the purchase and assembly of an advance rice processing line. The loan has an interest rate of 0% and is payable by December 31, 2007.

Note 7 - INCOME TAXES

The Company is governed by the Income Tax Laws of PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is at a statutory rate of 33%, consisting of a 30% national income tax and a 3% Provincial income tax. The Company enjoys an exemption from these taxes because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program.

Taxes payable as of December 31, 2006 pertain to net VAT liability.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

Note 8  - COMMITTMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $19,473 for the nine months ended September 30, 2007

On May 31, 2007, China Organic Agriculture Inc. entered into a Fixed Price Standby Equity Distribution Agreement (the "Agreement") with six investors (the "Investors"). Pursuant to the Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock, for a total purchase price of up to $21 million (a per share purchase price of $1.05 per share). The Investors' obligation to purchase shares of common stock under the Agreement is subject to certain conditions, including the Company's obtaining an effective registration statement for the resale of the common stock sold under this Agreement.

Note 9 - PRODUCT MIX AND MAJOR CUSTOMERS

Green rice is rice that has been cultivated under certain standards established by the agricultural agencies of the PRC, including limits and restrictions on the use of synthetic fertilizers. Organic rice is rice produced to the highest of the "green food production environment quality standards." Such rice has to have been cultivated on land previously unused without chemicals or any other non-natural additives in order to preserve the land for future farming.

The Company had no customer who individually accounted for more than 10% of revenues during the nine months ended September 30, 2007. No customer accounted for more than 10% of the Company's accounts receivable at September 30, 2007.

The mix of the Company's agricultural product revenue and tonnage for the three and nine month periods ending September 30, 2007 and September 30, 2006 is as follows:

                                   THREE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue      Units (tons)      Revenue       Units (tons)
                    -----------    ------------     ----------     ------------
Green Rice         $ 19,970,769       25,624       $   495,220         1,099
Organic Rice          1,491,029          848           995,823           622
By-Products             908,429       11,672            44,256           388
                    -----------    ------------     -----------    ------------
Total              $ 22,370,228       38,144         1,535,300         2,109
                    ===========    ============     ===========    ============

                                    NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue      Units (tons)        Revenue      Units (tons)
                    -----------    -------------     -----------    ------------
Green Rice         $ 23,469,386       32,636         $ 2,327,285       5,201
Organic Rice          4,124,918        2,388           2,991,778       1,958
By-Products           1,209,906       15,624             227,110       2,729
                    -----------    -------------     -----------    ------------
Total              $ 28,804,210       50,648           5,546,173       9,888
                    ===========    =============     ===========    ============

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

The following table presents certain consolidated statement of operations for the three months periods ending September 30, 2007 and September 30, 2006.

                                        9/30/2007       9/30/2006   % of change
                                      ------------    ------------   -----------

Sales                                 $ 22,370,228       1,535,300      1,357%

Cost of sales                           14,825,974         879,922      1,585%
                                      ------------    ------------   -----------
Gross profit                             7,544,254         655,378      1,051%

Selling, general and
administrative expenses                    318,441          80,886        294%
                                      ------------    ------------   -----------
Income from operations                   7,225,813         574,492      1,158%
                                      ------------    ------------   -----------

Other (Income)                              (2,305)         (1,046)       120%
Interest income                                103              --        n/a
                                      ------------    ------------   -----------

Income before income taxes               7,228,015         575,538       1,156%

Provision for income taxes                      --              --
                                      ------------    ------------   -----------
Net income                            $  7,228,015         575,538       1,156%
                                      ============    ============   ===========

                                   THREE MONTHS ENDED SEPTEMBER 30,
                                   --------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue      Units (tons)      Revenue        Units (tons)
                    -----------    ------------     ----------     ------------
Green Rice         $ 19,970,769       25,624       $   495,220         1,099
Organic Rice          1,491,029          848           995,823           622
By-Products             908,429       11,672            44,256           388
                    -----------    ------------     -----------    ------------
Total              $ 22,370,228       38,144         1,535,300         2,109
                    ===========    ============     ===========    ============

Sales

Sales for the three months ending September 30, 2007 totaled $22,370,228 compared to $1,535,300 for the three months ended September 30, 2006. This increase of approximately 1,360 % was attributable to the Company's expanding its distribution channels into large supermarkets in Shanghai, Nanjing, and Beijing as well as reaching new, small retailers. These efforts have also raised brand awareness among our customer base and rice consumers. The increase of the Company's production capacity and output contributed this increase of sales.

Gross Profit Margin

Gross profit margin for the three months ending September, 2007 was 33.7% compared to 42.7 % for the three months ending September 30, 2006. The reason for the decrease in margin was that there was a greater proportion of sales of green rice, which has a gross profit margin of 29.3%, than that of organic rice, which has a gross profit margin of 56.2% for the three months ending September 30, 2007. Thus the Company's overall gross profit margin declined.

Operating Expense

Selling, general and administrative expense for the three months ending September 30, 2007 totaled $318,441 or approximately 1.4% of net sales, compared to $80,886 or approximately 5.3% for the three months ending September 30, 2006. The increase in expenses was due to additional costs related to the increase in major distribution channels and costs for additional sales associates such as their wages, transportation, and other expenses.

Net Income

Net income was $7,228,015 or 32.3% of Sales for the three months ending September 30, 2007, compared to $575,538 or 37.5 % of Sales for the three months ending September 30, 2006. This increase of $6,652,477, or 1,156% over the comparable period of previous year, is due to sales increase resulting from the expansion of our sales and distribution channels. The lower margin is due to a proportional greater increase of sales of green rice which has a lower gross profit margin.

Results of operations for nine months ended September 30, 2006 and 2007

The following table presents the statement of operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The discussion following the table is based on these results.

                                      9/30/2007       9/30/2006     % of change
                                    ------------    ------------    ------------

Sales, net                          $ 28,804,210    $  5,546,173        419%

Cost of sales                         18,676,637       3,212,480        481%
                                    ------------    ------------    ------------
Gross profit                          10,127,573       2,333,693        334%

Selling, general and
administrative expenses                  504,915         242,883        108%
                                    ------------    ------------    ------------
Income from operations                 9,622,658       2,090,810        360%
                                    ------------    ------------    ------------

Other (Income)                           (5,120)         (2,603)         97%
Interest expense                             103              --         n/a
                                    ------------    ------------    ------------

Income before income taxes             9,627,675       2,093,413         360%

Provision for income taxes                    --
                                    ------------    ------------    ------------
Net income                          $  9,627,675    $  2,093,413         360%
                                    ============    ============    ============

                                 NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------
                              2007                            2006
                              ----                            ----
                      Revenue      Units (tons)        Revenue      Units (tons)
                    -----------    -------------     -----------    ------------
Green Rice         $ 23,469,386       32,636         $ 2,327,285       5,201
Organic Rice          4,124,918        2,388           2,991,778       1,958
By-Products           1,209,906       15,624             227,110       2,729
                    -----------    -------------     -----------    ------------
Total              $ 28,804,210       50,648           5,546,173       9,888
                    ===========    =============     ===========    ============

Net Sales

Net sales for the nine months ending September 30, 2007 totaled $28,804,210 compared to $5,546,173 for the nine months ended September 30, 2006. This increase of $23,258,037, or approximately 419 %, was attributable to the company's expanding distribution channels in large supermarkets in Shanghai, Nanjing, and Beijing as well as to our having engaged new retailers. This has also raised brand awareness among our customer base and rice consumers. The increase of the Company's production capacity and output also facilitated this increase in sales.

Gross Profit Margin

Gross profit margin for the nine months ending September 30, 2007 was 35.2% compared to 42.1% for the nine months ending September 30, 2006. The decrease in margin is due to a proportionally higher mix of green rice sales than those of organic rice. The profit margin for green rice is significantly lower (28.2%) than organic rice (57.4%) which is the reason for the decline in overall margin.

Operating Expense

General and administrative expense for the nine months ending September 30, 2007 totaled $504,915, or approximately 1.7% of net sales, compared to $242,883, or approximately 4.3% of net sales for the nine months ending September 30, 2006. This increase was largely due to additional spending in sales support areas including an increased level of sales associate to enable the significant increase in sales.

Net Income

Net income was $9,627,675 or 33.4% of net sales for the nine months ending September 30, 2007, compared to $2,093,413 or 37.7% of net sales for the nine months ending September 30, 2006. This increase of $7,534,262, or 360% as compared to same period of the previous year, is due to the expansion of our sales and distribution channels partially offset by a lower gross profit margin due to a higher mix of green rice, which has a lower margin.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowing. In August 2007 we received an infusion of approximately 2.1 million from a company affiliated with certain of our shareholders in anticipation of increased capital expenditures and need to support higher levels of working capital. Cash and cash equivalents were $2,996,493 and current assets totaled $12,398,065 at September 30, 2007. The Company's total current liabilities were $2,499,569 at September 30, 2007, resulting in a working capital level of $9,907,752. Working capital as of December 31, 2006 was $8,435,592. We believe that our available funds and cash flows generated from operations will be sufficient to meet our anticipated ongoing operating needs for the next twelve months. However it is possible that the Company might need to raise additional capital in order to fund acquisitions or further expansions of its facilities. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt of equity, on terms satisfactory to management and our board of directors.

For the nine months ending September 30, 2007, net cash provided by operating activities was $909,986.

                                                     Cash Flows for the
                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                     2007              2006
                                                 ------------      ------------
Net cash used by operating activities            $    942,052      $    201,801
Net cash used by investing activities                (344,845)          (32,490)
Net cash provided by financing activities           2,056,529                --
Effects of exchange rates on cash                      26,695            22,598
                                                 ------------      ------------
Net Cash Flow                                    $  2,680,432      $    191,909
                                                 ============      ============

Net Cash Provided by Operating Activities

For the nine months ending September 30, 2007, the Company generated positive cash flow from operating activities of $942,052. Accounts receivable increased to $4,372,755 as of September 30, 2007 as compared to $801,719 as of December 31, 2006, reflecting of the significant increase in sales and resulting higher customer billings. Inventories increased to $4,349,155 as compared to the December 31, 2006 level of $436,395 reflecting the higher level of rice production in 2007 as well as December's inventory levels are typically lower than September's due to sales and production seasonally.

Net Cash Used by Investing Activities

During this nine month period, the Company's projects under construction were responsible for most of the $344,845 used during the period for investing activities, up from last year's comparable level of $32,490. This increase reflects the Company's additional production activity and was primarily used in purchase a rice processing line.

Net Cash Provided by Financing Activities

The Company received funding from existing shareholders to enable the Company to expand its sales, production, processing capacity. This is a short term note, payable by December, 2007 and carries an interest rate of 0%.

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

As of the end of the period covered by this report, our management, including our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective in timely alerting management and the Company, of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. We continue to revise our disclosure controls and procedures and our financial controls and procedures in an attempt to adopt measures that will ensure that they are adequate to ensure compliance with our reporting obligations under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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