Form 10-K/A
period 2007-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-10-06
CIK 1337826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT No. 2 TO
                                    FORM 10-K

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

                                 (310) 441-9777
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None

Securities registered pursuant to section 12(g) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
Common Stock, no par value                              OTC BB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| No |X|


As of March 31, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $12,480,000 based upon a closing sale price on March 31, 2008 of $1.04 as reported by Bloomberg Finance and approximately 12,000,000 shares held by non-affiliates.

As of March 31, 2008, the registrant had outstanding 51,548,776 shares of common stock.


DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

This amendment No. 2 to the Company's Report on Form 10-K for the year ended December 31, 2007 is being filed solely to correct or supplement certain of the disclosures, described below, in the following Items in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as previously amended:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      To amend the Company's "Net Cash Provided by Operating Activities" to properly describe a property acquired by the Company.

Item 8. Consolidated Financial Statements:

      To amend Note 7 (Income Taxes) to disclose changes in the tax policies of the PRC which will affect the Company's business beginning January 1, 2008;

      To amend Note 13 (Subsequent Events) to:

      o revise the description of an acquisition by the Company which is currently pending;

      o to more fully describe the Company's acquisition of the Vineyard it purchased in first quarter 2008;

      o     to describe the Company's recent sale of a subsidiary, and;

      o to list the Company's recent sales of significant numbers of shares of its common stock.

The departure of Chief Executive Officer Changqing Xu, and his replacement by Mr. Jinsong Li, is also described.

Item 9A. Controls and Procedures:

      To amend certain statements in management's report relating to the adequacy of the Company's controls and procedures, and to add disclosure regarding the adequacy of management's assessment of internal controls over financial reporting.

Item 10. Directors, Officers and Corporate Governance;

      To amend disclosures concerning fees paid to independent directors.

PART IV.

      To supply updated signatures and consents for the filing of this Form 10-K as amended.

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

                      Special Note Regarding Filing Status


The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission ("SEC") on February 13, 2008, to register its Common Stock, no par value, under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The Company received comment letters from the Staff of the SEC with respect to a number of issues, including the disclosure contained in the Registration Statement, filings the Company had previously made with the SEC and the eligibility of the Company's securities for trading on the over-the-counter bulletin board.

It is the Company's desire to continue to have its securities trade in the United States public markets and, in that connection, to become an entity required to file reports pursuant to the Securities Exchange Act of 1934. The Company intends to respond to the comments raised by the Staff in its comment letters referred to above and, to the extent necessary, to amend or supplement reports previously filed with the SEC. Pending the resolution of all questions raised by the Staff, the Company believes it is important to provide its shareholders with the information contained herein.

The disclosure contained herein reflects, in part, the comments raised by the Staff of the SEC in its comment letters in response to the Company's Form 10. If it becomes necessary to do so, the Company will further amend this Report to modify the disclosures contained herein to more fully reflect the comments of the Staff.


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

Operations

ErMaPao operates in Songyuan City of Jilin Province. Since its formation, ErMaPao has been dedicated to the production of "green" and "organic" rice. In 2003, we were presented with the "Brand Name" award at the Changchun China Agriculture Exposition. In 2004 we were awarded the gold medal at the 2004 Beijing International Agriculture Exposition. In 2004 ErMaPao received the ISO 9001:2000 international quality control management system certification. Certification of a business as ISO 9001:2000 compliant provides that business's customers and business partners with the assurance that it adheres to a set of internationally recognized quality control standards, and thus, is more likely to be able to meet expectations of quality, customer service, delivery and, as necessary, remediation measures within such relationships.

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

Recent Developments


The Company is governed by the Income Tax Laws of PRC. Pursuant to the PRC Income Tax Laws, until December 31, 2007 the Enterprise Income Tax was at a statutory rate of 25%. However, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, whereby the Company became potentially liable for income taxes at the 25% rate. However, the Company believes that it may be exempt from this tax based upon its continued involvement in the abovementioned employment program, and has applied for the exemption. As of the date hereof, no decision has been received regarding this application. The Company is thus accruing taxes at the statutory rate and intends to pay the tax on its earnings, with the expectation that any payments would be refunded if the Company is eventually allowed the exemption.

On February 29, 2008, we purchased the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. A portion of the purchase price, $8,515,000, was paid with funds provided by a commercial US lender which was granted a first lien on the property. The balance of the purchase price not paid by internally-generated funds was financed by funding of $6,216,000 from a related party (shareholder), pursuant to an agreement providing 4% interest per annum over a five year term. Bellisimo Vineyard provides Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines.


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


On December 12 2007, the Company announced that it had entered into a letter of intent to acquire the Dalian Baoshui District Huiming Trading Limited ("Dalian"). Dalian is engaged in grain procurement, international and domestic trading, wholesale sales and food delivery logistic services. Its main products include including soybeans, corn, and cereal crops, which are major products from the Northeast part of China. Sales to consumers are made in national regions including the Liaoning, Jiling, Heilongjiang, Sichuan and Fujian Provinces, as well as cities such as Beijing and Shanghai.

In the second quarter of 2008 we also began to engage in purchases and resales of rice grains by third parties. Results of operations for these activities will be reported on a segment basis.

On September 20, 2008, as a result of continued negotiations with the shareholders of Dalian, we entered into a Share Purchase Agreement whereby we agreed to purchase 60% of the outstanding shares of Dalian for US $10,600,000 to be paid in cash at the time of closing. We have been working with Dalian to complete our due diligence and obtain the necessary government consents. It is anticipated that the closing will occur no later than October 31, 2008.

On September 30, 2008, we entered into an Agreement with Bothven Investments Limited pursuant to which we agreed to sell to Bothven all of the shares of our subsidiary, ErMaPao, for US $8,700,000. The shares are to be transferred to Bothven no later than October 30, 2008, and payment for the shares is to be made no later than December 29, 2008. Upon completion of the sale of ErMaPao we will no longer be engaged in the production, processing and sale of rice grown by us. The immediate focus of our business will be the trading of rice and, upon the acquisition of Dalian, grain procurement, international and domestic trading, and wholesale sales and delivery logistics for a variety of agricultural products.



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

Sales and Marketing

Principal Customers

      In 2007, our revenue from large retailers and supermarkets was approximately $37.2 million. We sell a substantial portion of our wholesale products to a limited number of customers. Our principal customers during 2007 were:


                                                                   Percentage of
Number          Customer                            Revenue         Revenue (%)
--------------------------------------------------------------------------------
  1     Songyuan Shunda Grain and Oil Company       $ 5,046,893       11.3
  2     Songyuan Grain and Oil Company              $ 4,399,670        9.9
  3     Changchun Qinghai Grain and Oil Company     $ 4,314,572        9.7
  4     Songyuan Tonda Grain and Oil Company        $ 3,739,177        8.4
TOTAL                                               $17,500,312       39.3
--------------------------------------------------------------------------------


      At December 31, 2007, amounts due from these customers totaled approximately $2,552,068.

      This concentration of customers has the potential to make us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers


      In addition to the rice we produce on the lands we control, or rice which we are supplied via our relationships with the family units, we receive rice from Xinmiao Grain Depot.

During the 12 months ended December 31, 2007, Xinmiao Grain Depot purchased approximately 5,000 tons of green rice grains on the Company's behalf. This accounted for all of our purchases of green rice grain from grain depots in 2007 and represented only a small fraction (7%) of our total sales quantity. As of December 31, 2007, there are no outstanding payments to Xinmiao. The Company pays Xinmiao in cash immediately upon completion of each transaction


      During 2006, we did not purchase any grains from any grain suppliers.

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

Employees


      As of December 31, 2007, we employed 80 full-time employees. Approximately 20% of our employees are management personnel, 50% are production staff, and 30% are sales and procurement staff. None of our employees is represented by a union.


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

Risks Relating to Our Business


We intend to refocus our business. Consequently, past performance is not indicative of future results.

      During 2007 we were focused on the production, processing and sale of rice. We intend to exit from this business and focus on the trading of agricultural commodities. Consequently, our past performance is not indicative of our future results.


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


      The practical effect of the People's Republic of China's (the "PRC") legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People's Republic of China mandate accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations' Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.


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


      Our certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock, no par value. Our Board of Directors by resolution may authorize the issuance of up to 20,000,000 shares of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance thereof. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

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

Item 2. Properties.


      We do not own any land in the PRC, although as a result of government land use grants we control approximately 1,600 acres, and indirectly we control the 4,660 acres used by the family farmers who grow the grain we purchase and market. We own indirectly certain of the buildings on land we lease. Our executive offices are located in China at Songyuan City in Jilin Province, which also is the headquarters of ErMaPao. These offices and processing facilities are located on the approximately 1600 acres of land owned by the PRC leased to the Company. The lease for the land expires in 2032. The annual rent for the land is RMB 994,795 or approximately US$140,112. The buildings on this land have approximately 20,000 square meters of usable space and are owned by ErMaPao. They consist mainly of warehouses, shelters for farm equipment and supplies, and processing buildings. We process rice at this location, on a processing line consisting of the equipment described under subheading "Processing of Rice".

      On February 29, 2008, we acquired the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K/A. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-K/A.


OVERVIEW


On March 15, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with China Organic Agriculture Limited ("COA"), and the shareholders of COA.


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


The Company consummated the Merger Transaction and acquired COA from the COA Shareholders and thereby indirectly acquired the Chinese operating company ErMaPao. In exchange for transferring COA to the Company, the COA Shareholders received 24,100,000 shares of the Company's common stock. The reorganization of the Company was treated as an acquisition by the accounting acquiree (COA) that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer (CNOA) for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly:

(1) The balance sheets included herein consist of the net assets of the accounting acquirer (COA) at historical cost and the net assets of the legal acquirer (IESI) at historical cost.

(2) The statements of operations included herein reflect the operations of COA for the periods presented and the operations of CNOA from the date of the merger.

The Company is now engaged in the business of rice production and processing. However, as a result of the purchase of the Bellisimo Vineyard and the contemplated acquisition of Dalian and sale of Erma Pao, our focus will become the procurement, international and domestic trading, wholesale sales and delivery logistics of a variety of agricultural products, including rice and other grains. Consequently, the financial results of the Company to date should not be deemed indicative of our future performance. In addition, we will likely continue the operations of the Bellisimo Vineyard and seek to import wine produced at the Bellisimo Vineyard or acquired from other sources into China.


Results of operations for the years ending December 31, 2006 and 2007

All financial information is presented for the year ending December 31, 2007 and the year ending December 31, 2006.

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006


                                                          12/31/2007          12/31/2006
                                                         ------------        ------------
Sales, net                                               $ 44,500,003           9,002,345

Cost of sales                                              29,382,399           5,210,575
                                                         ------------        ------------
Gross profit                                               15,117,604           3,791,770

Selling, general and administrative expenses                1,556,350             364,500
                                                         ------------        ------------
Income from operations                                     13,561,254           3,427,270
                                                         ------------        ------------

Other expense (income)                                         70,295              (3,827)
Interest (income)                                              (1,631)
                                                         ------------        ------------
Income before income taxes                                 13,492,590           3,431,097

Provision for income taxes                                         --                  --
                                                         ------------        ------------
Net income                                               $ 13,492,590           3,431,097
                                                         ============        ============

Weighted average number of common shares, basic            46,662,749          27,448,746
Weighted average number of common shares, dilutive         46,730,345          27,448,746
Net Income:
Basic                                                    $       0.29        $       0.13
Dilutive                                                 $       0.29        $       0.13


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


The Company realized a 61% increase in the price of green rice from 2006 to 2007, and 13% for organic rice from 2006 to 2007. The Company has signed more contracts with family farmers and has purchased rice grain from Xinmiao Grain Depot, which caused more rice grain to be available for sale in 2007. In 2006, the Company sold approximately 8,460 tons of green rice and 3,155 tons of organic rice. In 2007, the Company sold approximately 49,564 tons of green rice and 3,500 tons of organic rice. To accommodate the increase of our production, the Company has expanded our distribution channels and our largest four distributors which make up almost half of our total revenue have signed distribution contracts with us in 2007.

Gross Profit Margin


Gross profit margin for the year ending December 31, 2007 was 34.0% compared to
42.1 % for the year ending December 31, 2006. The decline in gross profit margin is due to the increase of sales of less profitable green rice. In 2006, our organic rice made up about 56% of our sales with green rice making up the rest. Organic rice had a profit margin in 2006 of approximately 55% and green rice had a margin of 21% due to higher sale prices for organic rice. In 2007, our green rice sales increased significantly resulting in those sales representing about 85% of revenues and organic rice comprising about 15% of revenues. Gross profit margins in 2007 were about 57% for organic rice and 27% for green rice. Shipments of green rice reached 49,500 tons and organic rice shipments reached 3,500 tons in 2007. There can be no assurance that the upward trend in the prices we are receiving for our rice products will continue. Our gross margins would be adversely affected by any decreases in the prices we receive for our products.


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

Selling, General and Administrative Expense


Selling, general and administrative expense for the year ending December 31, 2007 totaled $1,556,350 or approximately 3.5% of Sales, compared to $364,500 or approximately 4.0% for the year ending December 31, 2006. Our expenses increased due largely to accommodate the expansion of our sales level. This has required additional staff at the distribution centers and related costs, as well as increased advertising promotion.

The Company is governed by the Income Tax Laws of PRC. Pursuant to the PRC Income Tax Laws, until December 31, 2007 the Enterprise Income Tax was at a statutory rate of 25%. However, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became potentially liable for income taxes at the 25% rate. However, the Company believes that it may be exempt from this tax based upon its continued involvement in the abovementioned employment program, and has applied for the exemption. As of the date hereof, no decision has been received regarding this application. The Company is thus accruing taxes in 2008 at the statutory rate and intends to pay the tax on its earnings, with the expectation that any payments would be refunded if the Company is eventually allowed the exemption.


Income from Operations and Net Income


Income from operations for the year ending December 31, 2007 was $13,561,254 or 30.5% of Sales as compared to income from operations of $3,427,270 for the year ending December 31, 2006 or 38.1% of Sales. Net income was $13,492,590 or 30.3% of Sales for the year ending December 31, 2007, compared to $3,431,097 or 38.1% of Sales for the year ending December 31, 2006.

Both of these increases reflect the higher sales level discussed previously. In 2007 the Company benefitted from an exemption from certain annual income taxes. It is possible that the Company will not be eligible for this exemption in 2008. The loss of this exemption will adversely impact the Company's net income.


Liquidity and Capital Resources


Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $9,697,793, current assets totaled $15,152,917, and current liabilities were $920,315 at December 31, 2007. Working capital at December 31, 2007 was $14,232,602.

Cash Flow


                                                          Year Ended December 31,
                                                       ------------------------------
                                                           2007               2006
                                                       -----------        -----------
Net cash provided by operating activities              $ 9,559,590        $ 3,217,755
Net cash used in investing activities                  $  (852,041)       $   (32,490)
Net cash provided (used in) financing activities       $   364,865        $(3,429,165)
Effects of exchange rates on cash                      $   309,318        $   (66,217)
                                                       -----------        -----------
Net cash flow                                          $ 9,381,732        $  (310,117)
                                                       ===========        ===========


Net Cash Provided by Operating Activities


During the twelve months ended December 31, 2007, we had positive cash flow from operating activities of $9,559,590, primarily attributable to net income of $13,492,590. The cash provided by operating activities in 2007 of $9,559,590 represents an increase of $6,341,835 over the 2006 level of $3,217,755. This increase was largely due to the $10,061,493 increase in net income in 2007 over the 2006 level, partially offset by increases in accounts receivable ($1,029,630), inventory ($2,616,994), as well as a decrease in accounts payable and accrued expenses ($880,005). The increases in accounts receivable and inventory reflect the higher level of sales and production in 2007 as compared to 2006, and the lower level of accounts payable and accrued expenses in 2007 is due to the cash available to pay down outstanding balance.


Net Cash Provided (Used) by Investing Activities and Financing Activities


The Company used $852,041 for the construction of new production lines and facilities during fiscal 2007. These projects were financed by cash flows from operating activities.

We anticipate that our available funds and cash flows generated from operations will be sufficient meet our anticipated on-going operating needs for the next twelve (12) months. However, we will likely raise additional capital in order to fund our ongoing constructions and acquisitions. We expect to raise this through funds obtained from lending institutions or other groups, the issuance of equity, or a combination of both. There can be no guarantee that we will be able to obtain such funding, whether through the insurance of debt or equity, on terms satisfactory to management and our board of directors.

In connection with the acquisition for $14,750,000 of the Bellisimo Vineyard on February 28, 2008 we incurred debt in the amount of $8,515,000 for which we granted the lender a first lien on the Winery. This debt bears interest at an initial rate of 7.7% per annum and is repayable in varying monthly payments over a period of 20 years. In addition, we received funding from a related party (shareholder) of an additional $6,216,000 used to purchase the Winery, at 4% interest over a five year term.


      We have previously announced our intention to acquire Dalian Baoshui District Huiming Trading Limited. This acquisition remains subject to our due diligence and the receipt of governmental consents, and there can be no assurance that it will be consummated. If we were to complete this acquisition, it is likely that we would have to issue additional debt or equity securities, including debt or equity issued to the shareholders of Dalian as part of the purchase price. There is no assurance that the funds needed to acquire Dalian will be available to us or, if available, that the terms will be commercially reasonable.

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


Item 9A (T). Controls and Procedures.

Disclosure Controls and Procedures
----------------------------------

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

a)    Evaluation of disclosure and controls and procedures

Based on their evaluation of the Company's controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007.

Pursuant to Compliance & Disclosure Interpretation 115.02, issued on July 3, 2008 by the Commission's Division of Corporate Finance, the Company's failure to include a report of management's assessment of internal control over financial reporting renders the 2007 10-K materially deficient and renders the Company not timely or current in its Exchange Act reporting. However, with the filing of this Form 10-K/A No. 2, the Company shall be deemed current, but not timely, in its Exchange Act reporting. As a result of its not being timely in its Exchange Act reporting, the Company will not be permitted to register its securities on certain Forms of registration statements until the Company is deemed timely in its Exchange Act reporting and satisfies all other criteria necessary for such registration statements. Until such time, the Company's shareholders will also be prevented from utilizing the provisions of Rule 144 to facilitate the sale of the Company's restricted stock.

(b)   Management's Annual Report on Internal Control over Financial Reporting.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

      Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company's to provide only management's report in this annual report.

      In 2007, we, then a public shell company, acquired COA and its Chinese operating subsidiaries. At such time we adopted the system of financial controls and procedures of COA as ours. Such financial controls and procedures were not adequate for a public reporting company and our management began the process of upgrading our financial controls and procedures.

      In connection with the closing of our accounts and the preparation of our consolidated financial statements contained in this Report, we determined that we had not yet sufficiently integrated and upgraded the reporting systems at our operating subsidiaries, that we had insufficient staffing in our accounting department and that there existed communication difficulties between our personnel in China and those in the United States engaged in preparing our Reports to the SEC. Consequently, our internal controls over financial reporting were not effective. To address this issue, among other things, we are planning to upgrade the financial controls and procedures at our operating subsidiaries and to evaluate and enhance, where necessary, our financial reporting personnel. Such improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act.

      In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

      The foregoing report shall not be deemed to be filed for purposes of
Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

      There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

There has not been any change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Huizhi Xiao was elected Chairman of our Board of Directors on June 4, 2007, and Zhouzhe Jin and Jingyong Ma were appointed on July 18, 2007 and August 1, 2007, respectively. Shujie Wu was appointed a director on March 30th 2007. Xuefeng Guo was appointed Chief Financial Officer on November 7, 2007, and Changqing Xu was appointed Chief Executive Officer on December 7, 2007. The business experience of each director and executive officer of the Company is set forth below.


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

Item 14. Principal Accounting Fees and Services.

      During fiscal year 2007 and fiscal year 2006, the aggregate fees which we paid to or were billed by Morgenstern, Svoboda, & Baer, CPA's, P.C. for professional services, which only included audit fees, were as follows:


                                             Fiscal Year Ended December 31,
                                           --------------------------------
                                             2007                    2006
                                           --------                --------
Audit Fees (1)                             $21,000                    N/A
Audit-Related Fees (2)                     $22,500                    N/A
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

10.12 Cooperation Agreement between Registrant and Jilin Agriculture University, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

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

10.20 Promissory Note dated February 25, 2008 between China Organic Agriculture, Inc. and Mr. Xi Rong Xu.

10.21 Promissory Note dated February 28, 2008 between Transamerica Life Insurance Company and China Organic Agriculture, Inc.

10.22 Agreements regarding the February 29, 2008 purchase of Bellisimo Vineyard.

10.23 Share Purchase Agreement of September 29, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2008.

10.24 Stock Transfer Agreement of October 1, 2008, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2008.

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


                                    CHINA ORGANIC AGRICULTURE, INC.

Dated: October 6, 2008
                                    By: /s/ Jinsong Li
                                        ----------------------------------------
                                            Jinsong Li
                                    Chief Executive Officer
                                    (principal executive officer)


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

MORGENSTERN, SVOBODA, & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM


Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have audited the accompanying restated consolidated balance sheets of China Organic Agriculture, Inc. ("Company") as of December 31, 2007 and 2006 and the related restated consolidated statements of income, comprehensive income, consolidated statements of stockholders' equity, and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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


Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
DATE: 10/02/08

                         CHINA ORGANIC AGRICULTURE, INC.

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2007 AND 2006

                                                    ASSETS                                            2007                  2006
                                                                                                  -----------           -----------
Current Assets
Cash and cash equivalents                                                                         $ 9,697,793           $   316,061
Accounts receivable, net                                                                            1,924,080               801,719
Inventory                                                                                           3,176,034               436,395
Trade deposits                                                                                         42,420                    --
Other receivables and prepayments                                                                     312,590                 3,284
                                                                                                  -----------           -----------
Total Current Assets                                                                               15,152,917             1,557,459

Property, plant & equipment, net                                                                    1,505,783               721,728

Intangibles, net                                                                                    3,304,776             3,444,220

                                                                                                  -----------           -----------
Total Assets                                                                                      $19,963,476           $ 5,723,407
                                                                                                  ===========           ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses                                                             $   170,528           $ 1,070,218
Due to related party                                                                                  364,865                    --
Taxes payable                                                                                         375,667                51,649
                                                                                                  -----------           -----------
Total Current Liabilities                                                                             911,060             1,121,867

Stockholders' Equity

Preferred stock, par value, $0.001 per share
    20,000,000 shares authorized, none outstanding                                                         --                    --
Common stock,  par value, "nil"
    1,000,000,000 shares authorized
    51,548,776 and 27,448,776 issued and outstanding                                                  733,704               733,704
Additional paid in capital                                                                            420,525                    --
Statutory reserves                                                                                    824,168               824,168
Other comprehensive income                                                                            602,498                65,137
Retained earnings                                                                                  16,471,521             2,978,931
                                                                                                  -----------           -----------
Total Stockholders' Equity                                                                         19,052,416             4,601,540
                                                                                                  -----------           -----------
Total Liabilities and Stockholders' Equity                                                        $19,963,476           $ 5,723,407
                                                                                                  ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

                                                                                               2007                         2006
                                                                                          ------------                 ------------
Sales, net                                                                                $ 44,500,003                 $  9,002,345

Cost of sales                                                                               29,382,399                    5,210,575
                                                                                          ------------                 ------------
Gross profit                                                                                15,117,604                    3,791,770

Selling, general and administrative expenses                                                 1,556,350                      364,500
                                                                                          ------------                 ------------
Income from operations                                                                      13,561,254                    3,427,270
                                                                                          ------------                 ------------

Other expense (income)                                                                          70,295                       (3,827)
Interest (income)                                                                               (1,631)
                                                                                          ------------                 ------------
Income before income taxes                                                                  13,492,590                    3,431,097

Provision for income taxes                                                                          --                           --
                                                                                          ------------                 ------------
Net income                                                                                $ 13,492,590                 $  3,431,097
                                                                                          ============                 ============

Weighted average number of common shares, basic                                             46,662,749                   27,448,776
Weighted average number of common shares, dilutive                                          46,730,345                   27,448,776
Earnings per share of common stock:

Basic                                                                                     $       0.29                 $       0.13
Dilutive                                                                                  $       0.29                 $       0.13

                         CHINA ORGANIC AGRICULTURE, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

                                                                                               2007                          2006
                                                                                           -----------                   -----------
Net Income                                                                                 $13,492,590                   $ 3,431,097

Other Comprehensive Income
   Foreign Currency Translation Adjustment                                                     537,361                         4,527
                                                                                           -----------                   -----------

Comprehensive Income                                                                       $14,029,951                   $ 3,435,624
                                                                                           ===========                   ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                    2007             2006
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 13,492,590     $  3,431,097
Adjustments to reconcile net income to net cash
provided by operating activities:
   Stock based compensation                                          420,525               --
   Depreciation and amortization                                     207,430          196,751
   Loss on fixed assets retirements                                       --            4,042
(Increase)/decrease in current assets:
   Accounts receivables                                           (1,029,630)        (184,763)
   Inventory                                                      (2,616,994)         324,792
   Trade deposits                                                    (40,982)              --
   Other current assets                                             (302,854)           5,562
Increase /(decrease) in current liabilities:
   Accounts payable and accrued expenses                            (880,005)        (440,574)

Taxes payable                                                        309,510         (119,152)
                                                                ------------     ------------

Net cash provided by operating activities                          9,559,590        3,217,755
                                                                ------------     ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property, plant & equipment                             (852,041)         (32,490)
                                                                ------------     ------------
Net cash used by investing activities                               (852,041)         (32,490)
                                                                ------------     ------------
CASH FLOWS PROVIDED BY (USED IN) FROM FINANCING ACTIVITIES
Dividend                                                                  --       (3,429,165)
Due to related party                                                 364,865               --
Proceeds from Loan - Related Party                                 2,063,797               --
Repayment of Loan - Related Party                                 (2,063,797)              --
                                                                ------------     ------------
Net Cash provided by (used in) financing activities                  364,865       (3,429,165)
                                                                ------------     ------------
Effect of exchange rate changes on cash and cash equivalents         309,318          (66,217)

Net change in cash and cash equivalents                            9,381,732         (310,117)
Cash and cash equivalents, beginning balance                         316,061          626,178
                                                                ------------     ------------
Cash and cash equivalents, ending balance                       $  9,697,793     $    316,061
                                                                ============     ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
   Income tax payments                                          $         --     $         --
                                                                ============     ============
   Interest payments                                            $         --     $         --
                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                               Common         Common       Additional                      Other        Retained           Total
                               Stock          Stock          Paid         Statutory     Comprehensive   Earnings       Stockholders'
                               Shares         Amount       In Capital      Reserves        Income       (Deficit)          Equity
                             -----------   ------------   ------------   ------------   ------------   ------------    ------------
Balance January 1, 2006       27,448,776   $    733,304   $         --   $    481,110   $     60,610   $  3,210,057    $  4,595,081

Foreign currency
translation adjustments               --             --             --             --          4,527             --           4,527

Net income for the year
ended 12/31/06                        --             --             --             --             --      3,431,097       3,431,097

Dividend                              --             --             --             --             --     (3,429,165)     (3,429,165)

Transferred to statutory
reserve                               --             --             --        343,058             --       (343,058)             --
                             -----------   ------------   ------------   ------------   ------------   ------------    ------------
Balance December 31, 2006     27,448,776        733,304             --        824,168         65,137      2,978,931       4,601,540

Issuance of Shares at merger  24,100,000            400             --             --             --             --             400

Foreign currency
translation adjustments               --             --             --             --        537,361             --         537,361

Net Income for the year
ended 12/31/07                        --             --             --             --             --     13,492,590      13,492,590

Stock based compensation              --             --        420,525             --             --             --         420,525
                             -----------   ------------   ------------   ------------   ------------   ------------    ------------
Balance December 31, 2007     51,548,776   $    733,704   $    420,525   $    824,168   $    602,498   $ 16,471,521    $ 19,052,416
                             ===========   ============   ============   ============   ============   ============    ============

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

Adjustments and Reclassifications

Certain prior years' amounts have been adjusted and other amounts reclassified to conform to the current year's presentation. The number of shares retained by the shareholders of CNOA as of the date of the reverse merger with COA has been adjusted to properly reflect those shares as being issued as of the merger date rather than being treated as having been issued retroactively. That adjustment resulted in a reduction in the weighted average number of shares outstanding during 2006 and 2007, and thus increased the 2006 basic and diluted earnings per share from $0.07 to $0.13 and the 2007 basic and diluted earnings per share from $0.26 to $0.29.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There were no accounts for which a credit reserve was deemed necessary as of December 31, 2007 and December 31, 2006.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for reducing the carrying value of inventories to market value, if lower. As of December 31, 2007 and December 31, 2006 inventories included finished goods valued at $1,212,104 and $45,645 respectively. Raw material inventories as of December 31, 2007 and December 31, 2006 are valued at $1,963,930 and $390,750, respectively. Expenses included in inventories and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the conversion of the raw rice into the finished product.

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

Long-Lived Assets

Effective January 1, 2007, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007, there were no significant impairments of its long-lived assets.

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

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The Company collects value-added taxes ("VAT") as required from its customers and is charged VAT on certain of its purchases. The Company excludes the impact of VAT collected and disgorged from its revenues and expenses and remits the net amount to the appropriate government agency.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of warrants outstanding as of December 31, 2007 is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants. As of December 31, 2006, the Company had no dilutive securities outstanding.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company's financial statements and the adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements for the period ended December 31, 2007.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In September, 2006, FASB issued SFAS Statement No. 157 "Fair Value Measurements," ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted SFAS No. 157 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 3 - PROPERTY, PLANT & EQUIPMENT

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

Note 4 - INTANGIBLE ASSETS

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
                                           ===========        ===========

During the years ended December 31, 2007 and 2006, amortization expense was $139,444 and $136,039 respectively. The original cost of finite-lived intangible assets is 3,613,293 as of June 30, 2008.

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

Note 6 - DUE TO RELATED PARTIES

The Company has become indebted to a stockholder for advances made to third parties on behalf of the Company. As of December 31, 2007, the Company owed $364,865 to this related party. The amount is evidenced by a non-interest bearing promissory note payable upon demand.

During 2005 the Company received advances from related third parties totaling $41,750 which were repaid without interest in 2006.

During 2006 and 2005, the Company utilized office space and office amenities of a related entity. The Company recorded $900 and $3,600, respectively, for this as rent expense.

During the year ended December 31, 2006 the Company sold property and equipment with a net book value of $17,718 to a former shareholder, who assumed debt of $20,740.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note 7 - INCOME TAXES

The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax has been at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became potentially liable for income taxes at a rate of 25% of net income. However, the Company may be exempt from this tax based upon its involvement in the abovementioned employment program, and has applied for the exemption. As of the date hereof, no decision has been received regarding this application. The Company will accordingly accrue and pay this tax on its earnings during Fiscal Year 2008, with the expectation that any payments would be refunded if the Company is allowed the exemption.

Note 8 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $31,585 for the year ended December 31, 2007. The Company has no future minimum obligations as of December 31, 2007.

In May, 2007, China Organic Agriculture Inc. entered into a Fixed Price Standby Equity Distribution Agreement (the "Agreement") with six potential investors (the "Investors"). Pursuant to the Agreement, the Company could, at its discretion, periodically sell to the Investors up to 20 million shares of the

Company's common stock for a total purchase price of up to $21 million (a per share purchase price of $1.05 per share). The Investors' obligation to purchase shares of common stock under the Agreement was subject to certain conditions, including the Company's obtaining an effective registration statement for the resale of the common stock sold under the Agreement.

The commitment period under the Agreement was to commence on the earlier to occur of (i) the date that the Registration Statement is declared effective by the Securities and Exchange Commission (the "Effective Date"), or (ii) such earlier date as the Company and the Investors may mutually agree in writing.


The commitment period under the Agreement was to expire on the earliest to occur of (i) the date on which the Investors have purchased an aggregate amount of 20 million shares of common stock under the Agreement, (ii) the date occurring eighteen months after the Effective Date, or (iii) the date the Agreement is earlier terminated as defined in the agreement. No sale or distribution of stock under this Agreement has been made. See Note 13 - Subsequent Events.


In December 2007, the Company entered into a letter of intent to acquire Dalian Baoshi District Huiming Trading Limited ("Dalian Huiming"). The Company has tentatively decided to acquire 60% of Dalian Huiming with the purchase price to be paid in cash and stock, with the price and the closing subject to completion of due diligence, negotiations, and documentation. Dalian Huiming is engaged in grain procurement, international and domestic trading, wholesale sales, food delivery and logistic services, and its focus includes soybean, corn, and cereal crops, which are major products from the Northeast part of China. Dalian Huiming's products are distributed mainly in the provinces of Liaoning, Jilin, Heilongjiang, Sichuan, and Fujian, as well as the cities of Beijing and Shanghai. When completed, the acquisition of Dalian Huiming is intended to enable CNOA to have a more fully established distribution channel for its products.

Note 9 - STATUTORY RESERVE

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

Note 10 - PRODUCT MIX AND MAJOR CUSTOMERS

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

The Company had one customer, Songyuan Shunda Grain and Oil Company, who accounted for more than 10% (11.3%) of revenues during the year ended December 31, 2007. There was only one customer, Songyuan Shunda Grain and Oil Company, accounted for more than 10% (10.8%) of the Company's accounts receivable at December 31, 2007.

The mix of the Company's agricultural product revenue and tonnage for the years ended December 31, 2007 and December 31, 2006 is as follows:

                            2007                              2006
                           ------                            ------
                    Revenue       Units (tons)       Revenue        Units (tons)
                  -----------     ------------    ------------      ------------
Green Rice       $ 35,804,458           49,564    $  3,791,455             8,460
Organic Rice        6,081,268            3,500       4,840,209             3,155
By-Products         2,614,277           23,160         370,681             4,526
                 ------------     ------------    ------------      ------------
Total            $ 44,500,003           76,224    $  9,002,345            16,141
                 ============     ============    ============      ============

Note 11 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On April 19, 2007, the Company issued a warrant for 350,000 shares with an exercise price of $1.50. The warrants were issued for consulting services to be provided from April 19, 2007 to April 18, 2008. The warrant was exercisable immediately and expires on April 19, 2009. The holder has no voting or dividend rights. No warrants were exercised in 2007.

The Company expensed $420,525, representing the fair value of this warrant, as consulting fees during 2007, the year of vesting. The warrants were valued using the Black-Scholes option-pricing model at the date of granting. The fair value of the warrant was calculated assuming 101% volatility, a term of the warrant of two years, a risk free rate of 2% and a dividend yield of 0%.

Expected volatility is based on the historical volatility of the Company's stock price. The expected term represents the period of time that the warrants remain outstanding. No dividend payments were assumed, as the Company has no plans to declare dividends during the expected term of the warrants. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the warrants. Based upon this calculation and pursuant to EITF 96-18, the Company recorded a service period expense of $420,525 for the year ended December 31, 2007.

                                                    Exercise
                                      Total          Price ($)    Remaining Life
--------------------------------------------------------------------------------
OUTSTANDING, December 2006                --
--------------------------------------------------------------------------------
Granted in 2007                      350,000           1.50        475 days
--------------------------------------------------------------------------------
Exercised in 2007                         --
--------------------------------------------------------------------------------
OUTSTANDING, December 2007           350,000
--------------------------------------------------------------------------------

The Company had no outstanding stock options during 2007 or 2006.

Note 12 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                           2007           2006
                                                                        -----------    -----------
Net income for basic and diluted earnings per share                     $13,492,590    $ 3,431,097

Weighted average shares of common stock for basic earnings per share     46,662,749     27,448,776

Dilutive effect of stock warrants                                            67,596             --

Adjusted weighted average shares of common stock for diluted
earnings per share                                                       46,730,345     27,448,776

Basic earnings per share                                                $      0.29    $      0.13

Diluted earnings per share                                              $      0.29    $      0.13

Note 13 - SUBSEQUENT EVENTS

On February 6, 2008, the Company committed to issue warrants enabling the purchase of 1,000,000 shares of the Company's stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued at $943,000 using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through February 6, 2011, and vest in 12 equal quarterly installments beginning in the second quarter of 2008. The consulting expense for these services will be recognized on a straight line basis over the one year period of the related consulting contract.

On February 29, 2008, the Company purchased the assets of Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. The Company intends to use this property to begin to export wine to China. A portion of the purchase price, $8,515,000, was paid with funds provided by a commercial US lender which was granted a first lien on the property. This mortgage agreement provides for monthly payments over its 20 year term, with an initial interest rate of 7.70%, which is adjusted every four years. The purchase price was also financed by debt of approximately $6,216,000 from a shareholder and a related party, at 4% interest, payable after five years. Bellisimo Vineyard provides small amounts of Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines. The Company has determined to treat this purchase as an acquisition of real estate.

On March 25, 2008, the Company and the group of six investors mutually agreed to terminate the Fixed Price Standby Equity Distribution Agreement they had entered into in May, 2007. No shares were sold or distributed under the Agreement by, to or among any of the parties, and none of the parties have any rights remaining under the Agreement or arising out of the termination of the Agreement.


On June 10 2008, China Organic Agriculture, Inc. established a new subsidiary, Far East Wine Holding Company. The formation of this subsidiary represents a major component of the Company's recently launched strategic plan to capitalize on the fast-growing demand for premium California wines in China and will focus on bringing California wines to China to meet growing demand there.

On September 4, 2008, China Organic Agriculture, Inc. issued 18,282,353 shares, representing approximately 25 %, of its outstanding common stock, to Xirong Xu in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard in February 29 2008. The conversion rate for each transaction, $0.32 per share, represents a slight discount to the 30 day average share price of the common stock.

On September 4, 2008, the Company issued 3,326,103 shares, representing approximately 4.5%, of its outstanding common stock, to First Capital Limited in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 1,130,875. The indebtedness evidenced by this note represents amounts advanced to pay accounts payable. The conversion rate for each transaction, $0.32 per share, represents a slight discount to the 30 day average share price of the common stock.

On September 23, 2008, the Company accepted the resignation of Changqing Xu as Chief Executive Officer of the Company and appointed Mr. Jinsong Li as Chief Executive Officer of the Company. Mr. Li was formerly vice president of Beijing Jingwei Capital Investment Co., Ltd, an investment firm focusing on agricultural companies, where he managed investment projects valued at more than $100 million. Mr. Li previously worked for more than 15 years in various executive roles at a commercial trade company in Shantou and an agricultural products company in Beijing.

On September 29, 2008, China Organic Agriculture, Inc. entered into a Share Purchase Agreement with the shareholders of Dalian Huiming Industry Ltd announcing its intent to acquire 60% of the outstanding shares of Dalian Huiming Industry Ltd. Pursuant to the Agreement, in consideration of an aggregate of US$10,600,000, each of the Shareholders will assign to CNOA 60% of his or its shares of FTZ, which in the aggregate will represent 60% of the shares then outstanding. It is anticipated that the closing will occur no later than October 31, 2008.

On September 30, 2008, CNOA entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which the Company agreed to sell to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited for consideration of US $8,700,000. China Organic Agriculture will continue it operations through its other subsidiary Ankang Agriculture (Ankang) Co. Ltd.