Form 10-Q/A
period 2008-03-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-10-07
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
May 9, 2008

                         CHINA ORGANIC AGRICULTURE, INC.
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 2008 AND DECEMBER 31, 2007

                                                                 3/31/2008       12/31/2007
                                      ASSETS                    (Unaudited)
                                                                 ---------       ----------
Current Assets
Cash and cash equivalents                                       $12,401,538     $ 9,697,793
Accounts receivable, net                                          6,215,184       1,924,080
Inventory                                                         1,981,659       3,176,034
Trade deposits                                                           --          42,420
Other receivables and prepayments                                   183,410         312,590
                                                                -----------     -----------
Total Current Assets                                             20,781,791      15,152,917

Property, plant & equipment, net                                 16,070,084       1,505,783
Mortgage costs, net                                                 149,622              --
Intangibles, net                                                  3,267,074       3,304,776
                                                                -----------     -----------
Total Assets                                                    $40,268,571     $19,963,476
                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Mortgages payable - current                                     $    87,000     $        --
Accounts payable and accrued expenses                             3,880,929         170,528
Due to related party                                                460,218         364,865
Taxes payable                                                       493,401         375,667
                                                                -----------     -----------
Total Current Liabilities                                         4,921,548         911,060
Long Term Debt
Mortgages payable - net of current                                8,421,020              --
Note payable - related party                                      6,216,000              --
                                                                -----------     -----------
Total Long-term debt                                             14,637,020              --

Stockholders' Equity

Preferred stock, par value, $0.001 per share
  20,000,000 shares authorized, none outstanding                         --              --
Common stock,  par value, "nil"
  1,000,000,000 shares authorized,
  51,548,776 and 51,548,776 issued and outstanding                  733,704         733,704
Additional paid in capital                                          437,971         420,525
Statutory reserves                                                  824,168         824,168
Other comprehensive income                                        1,267,033         602,498
Retained earnings                                                17,447,127      16,471,521
                                                                -----------     -----------
Total Stockholders' Equity                                       20,710,003      19,052,416
                                                                -----------     -----------
Total Liabilities and Stockholders' Equity                      $40,268,571     $19,963,476
                                                                ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ending March 31
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------
Sales                                              $  7,521,596    $  4,116,721

Cost of sales                                         5,448,708       2,310,092
                                                   ------------    ------------
Gross profit                                          2,072,888       1,806,629

Selling, general and administrative expenses            569,553          87,546
                                                   ------------    ------------
Income from operations                                1,503,335       1,719,083
                                                   ------------    ------------

Other expense (income)
  Interest expense                                       64,607              --
  Interest income                                       (19,983)         (1,412)
                                                   ------------    ------------

Income before income taxes                            1,458,711       1,720,495

Provision for income taxes                              483,105              --
                                                   ------------    ------------
Net income                                         $    975,606    $  1,720,495
                                                   ============    ============

Average shares (Basic and Diluted)                   51,548,776      31,733,200

Earnings per share of common stock:

  Basic                                            $       0.02    $       0.03
  Diluted                                          $       0.02    $       0.03
                                                   ============    ============

Other Comprehensive Income

Net Income                                         $    975,606    $  1,720,495

   Foreign Currency Translation Adjustment              664,535            (510)
                                                   ------------    ------------

Net Comprehensive Income                           $  1,640,141    $  1,719,985
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ending March 31
                                                                          2008                2007
                                                                      ------------        ------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income                                                            $    975,606        $  1,720,495
Adjustments to reconcile net income to net cash
provided by operating activities:
  Stock based compensation                                                 143,027                  --
  Depreciation and amortization                                             72,620              50,166
(Increase) / decrease in assets:
  Accounts receivable                                                   (4,125,532)           (932,140)
  Inventory                                                              1,294,961            (543,178)
  Trade deposits                                                            43,211                  --
  Other current assets                                                      10,914              (9,983)
Increase / (decrease) in current liabilities:
  Accounts payable and accrued expenses                                  3,633,610            (501,125)
  Taxes payable                                                            100,432              (3,747)
                                                                      ------------        ------------

Net cash provided (used) by operating activities                         2,148,849            (219,507)
                                                                      ------------        ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property & equipment                                     (14,598,804)                 --
                                                                      ------------        ------------
Net cash used by Investing activities                                  (14,598,804)                 --
                                                                      ============        ============
CASH FLOWS FROM FINANCING  ACTIVITIES
Mortgage payable                                                         8,515,000                  --
Repayment of mortgage payable                                             (157,018)                 --
Advance from related parties                                             6,294,944                  --
                                                                      ------------        ------------
Net cash provided by financing activities                               14,652,926                  --
                                                                      ------------        ------------
Effect of exchange rate changes on cash and cash equivalents               500,774                 415

Net change in cash and cash equivalents                                  2,703,745            (219,092)
Cash and cash equivalents, beginning balance                             9,697,793             316,061
                                                                      ------------        ------------
Cash and cash equivalents, ending balance                             $ 12,401,538        $     96,969
                                                                      ============        ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
  Income tax payments                                                 $    365,371        $      3,747
                                                                      ============        ============
  Interest payments                                                   $     64,607        $         --
                                                                      ============        ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2008 (Unaudited)

                                           Common Stock
                                    -------------------------                                  Other                       Total
                                      Number of               Additional Paid  Statutory   Comprehensive    Retained   Stockholders'
                                       Shares        Amount      In Capital     Reserves      Income        Earnings      Equity
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance December 31, 2007            51,548,776       733,704       420,525       824,168       602,498    16,471,521    19,052,416

Foreign currency translation
adjustments                                  --            --            --            --       664,535            --       664,535

Net income for the period
ended 3/31/08                                --            --            --            --            --       975,606       975,606

Stock based compensation                     --            --        17,446            --            --            --        17,446
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance March 31, 2008               51,548,776   $   733,704   $   437,971   $   824,168   $ 1,267,033   $17,447,127   $20,710,003
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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and March 31, 2007 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158")." SFAS No. 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

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

Note 6 - MORTGAGES PAYABLE

As discussed in Note 3, in February 2008 the Company purchased the assets of the Bellisimo Vineyard. This was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 years term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of March 31, 2008 were $8,421,020 and $87,000, respectively.

Note 7 - NOTE PAYABLE - RELATED PARTY

On February 25, 2008, the Company obtained funding from a shareholder and related party in the amount of $6,216,000. Interest is accrued at a rate of 4% per annum. Both principle and accrued interest are due on February 25, 2013.

Note 8 - INCOME TAXES

The Company is governed by the Income Tax Laws of the People's Republic of China. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became potentially liable for income taxes at the 25% rate. However, the Company believes that it may be exempt from this tax based upon its continued involvement in the abovementioned employment program, and has applied for the exemption. As of the date hereof, no decision has been received regarding this application. The Company is thus accruing taxes at the statutory rate and intends to pay the tax on its earnings, with the expectation that any payments would be refunded if the Company is eventually allowed the exemption.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Note 11 - PRODUCT MIX AND MAJOR CUSTOMERS

Green rice is rice that has been cultivated under certain standards established by the agricultural agencies of the PRC, including limits and restrictions on the use of synthetic fertilizers. Organic rice is rice produced to the highest of the "green food production environment quality standards. "Cultivation of such rice will have to occur on primitive land and should have no chemicals or any other non-natural additives in order to preserve the land for future farming.

The Company had two customers who accounted for more than 55% of revenues during the three months ended March 31, 2008. Two customers accounted for more than 67% of the Company's accounts receivable at March 31, 2008. One vendor accounted for 99% of accounts payable at March 31, 2008. Two vendors accounted for over 55% of purchases for the period ending March 31, 2008.

The Company's revenues by product line for the three months period ending March 31, 2008 and March 31, 2007 are as follows:

                                           For the three months ending March 31,
                                           -------------------------------------
                                                   2008             2007
                                                ----------       ----------
Resale of Rice                                  $4,190,557       $       --

Green Rice                                       1,865,914        1,857,195

Organic Rice                                     1,335,689        2,088,666

Rice Byproducts                                    129,436          170,860
                                                ----------       ----------
Total                                           $7,521,596       $4,116,721
                                                ==========       ==========

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

Note 13 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On February 6th, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company's stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. The measurement data was established as of February 6th, 2008, the date that the Company committed to issue the warrants. This consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

Warrants Outstanding as of March 31, 2008

    ---------------------------------------------------------------------
                                            Total      Exercise Price ($)
    ---------------------------------------------------------------------
    Outstanding, December 31, 2007          350,000          1.50
    ---------------------------------------------------------------------
    Granted in 2008                       1,000,000          1.39
    ---------------------------------------------------------------------
    Exercised in 2007                            --
    ---------------------------------------------------------------------
    Outstanding, March 2008               1,350,000      $1.39-$1.50
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
                                                      ===========          =========

Sales

Sales for the three months ending March 31, 2008 totaled $7,521,596 compared to $4,116,721 for the three months ending March 31, 2007. This increase of $3,404,875, or approximately 83%, is attributable to the Company's expansion of the scope of its operations. In the first quarter of 2008, approximately $4,113,740 of sales was generated by the Company's new initiative of purchasing rice from other rice producers and then selling to retailers and wholesalers. The Company's combined sales of green and organic rice and by-products during the first three months of 2008 amounted to $3,331,039, a decline of $785,682 or 19% from the sales of those products in the comparable period in 2007.

The Company's sales of rice in the first three months of 2008 and 2007 consisted of the following:

                                          2008             2007
                                          ----             ----

      Resale of Rice                   $4,190,557       $       --

      Green Rice                        1,865,914        1,857,195

      Organic Rice                      1,335,684        2,088,666

      By-Products                         129,436          170,860
                                       ----------       ----------

      Total                            $7,521,596       $4,116,721
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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, we concluded that our disclosure control and procedures were not effective for the period covered by the report, at least in part because the Company's personnel in China do not relate to its representatives in the United States on a timely basis events occurring in China.

We further assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. Based on that evaluation, we concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our internal controls over financial reporting was completed, our internal controls over financial reporting were not effective.

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

Change in Internal Control over Financial Reporting

In order to further enhance our disclosure controls and procedures, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, recommended the implementation of the following changes by the end of fiscal year 2008:

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

Dated: October 6, 2008          CHINA ORGANIC AGRICULTURE, INC.


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