Form 10-Q/A
period 2008-06-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-10-07
CIK 1337826

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

                                EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the "Original Filing") to amend our condensed consolidated financial statements, and the related notes thereto, for the reasons set forth below.

In response to comments received from the Securities and Exchange Commission we determined that we needed to make certain corrections to our previously issued consolidated financial statements for the fiscal year ended December 31, 2007. We have further concluded that certain conforming adjustments need to be made to the quarterly condensed consolidated financial statements appearing in our Quarterly Report on Form 10-Qs for the quarters ended March 31, 2007, June 30, 2007and September 30, 2007, as well as that for the quarter ended March 31, 2008.

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

In December 2007, the Company entered into a letter of intent to acquire Dalian Huiming Industry Limited ("Dalian Huiming"). The Company has since entered into a Share Purchase Agreement whereby it agreed to purchase 60% of the stock of Dalian Huiming. Dalian Huiming is engaged in grain procurement, trading, wholesale sales, and food delivery logistics. The financial statements of Dalian Huiming have been included in this Report on Form 10-Q to enable the reader to evaluate the benefits to the Company of this anticipated acquisition. Upon completion of the acquisition and of Pro-Forma Financial Statements to reflect the impact of the acquisition of Dalian Huiming by the Company, the Company will file with the Securities and Exchange Commission a Report on Form 8-K disclosing such information.


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

Item 5. Consolidated Statements of Stockholders' Equity                      F-5

Item 6. Notes to Consolidated Financial Statements                    F-6 - F-19

Item 2.  Consolidated Balance Sheets

                         CHINA ORGANIC AGRICULTURE, INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2008 AND DECEMBER 31, 2007

                                     ASSETS                           6/30/2008
                                                                     (Unaudited)        12/31/2007
                                                                     -----------       -----------
Current Assets
Cash and cash equivalents                                            $   678,245         9,697,793
Accounts receivable, net                                               5,795,561         1,924,080
Inventories                                                            1,480,861         3,176,034
Acquisition deposits                                                  13,260,561                --
Other receivables and prepayments                                        962,849           355,010
                                                                     -----------       -----------
Total Current Assets                                                  22,178,077        15,152,917
                                                                     -----------       -----------
Property, plant & equipment, net                                      16,002,383         1,505,783
Mortgage costs, net                                                      147,538                --
Intangibles, net                                                       3,228,172         3,304,776
                                                                     -----------       -----------
Total Assets                                                         $41,556,170        19,963,476

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Mortgages payable - current                                          $   191,367                --
Accounts payable and accrued expenses                                  3,347,980           170,528
Due to related parties                                                 2,032,840           364,865
Taxes payable                                                            476,159           375,667
                                                                     -----------       -----------
Total Current Liabilities                                              6,048,346           911,060
                                                                     -----------       -----------
Long Term Debt
Mortgages payable - net of current                                     8,263,039                --
Note payable - related party                                           6,216,000                --
                                                                     -----------       -----------
Total Long-term debt                                                  14,479,039                --
                                                                     -----------       -----------
Total Liabilities                                                     20,527,385           911,060

Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares
authorized, none outstanding                                                  --                --
Common stock, no par value, 1,000,000,000 shares authorized,
51,548,776 and 51,548,776 issued and outstanding                         733,704           733,704
Additional paid-in capital                                               644,068           420,525
Statutory reserves                                                       824,168           824,168
Other comprehensive income                                             1,500,910           602,498
Retained earnings                                                     17,325,935        16,417,521
                                                                     -----------       -----------
Total Stockholders' Equity                                            21,028,785        19,052,416
                                                                     -----------       -----------
Total Liabilities and Stockholders' Equity                           $41,556,170        19,963,476
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

Item 4. Consolidated Statements of Cash Flows

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30
                                                                   --------------------------------
                                                                        2008                2007
                                                                        ----                ----
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income                                                         $    854,414           2,399,660
Adjustments to reconcile net income to net cash
provided by operating activities:
  Stock based compensation                                              349,124                  --
  Depreciation and amortization                                         181,306             101,129
(Increase) / decrease in assets:
  Accounts receivables                                               (3,631,323)           (955,801)
  Inventory                                                           1,839,981            (713,376)
  Acquisition deposits                                              (13,260,561)
  Other receivables and prepayments                                    (678,730)            (50,081)
Increase / (decrease) in current liabilities:
  Accounts payable and accrued expenses                               3,050,927            (523,837)
  Taxes payable                                                          85,675             (49,846)

                                                                   ------------        ------------
Net cash provided (used) by operating activities                    (11,209,187)            207,848
                                                                   ------------        ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property & equipment                                  (14,598,802)            (45,395)
                                                                   ------------        ------------
Net cash used by investing activities                               (14,598,802)            (45,395)
                                                                   ------------        ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Mortgage payable (net of mortgage costs and repayments)               8,515,000
Repayment advances from related party                                 7,883,975                  --
                                                                   ------------        ------------
Net cash provided by financing activities                            16,188,343                  --
                                                                   ------------        ------------

Effect of exchange rate changes on cash and cash equivalents            600,098              10,884

                                                                   ------------        ------------
Net change in cash and cash equivalents                              (9,019,548)            173,337
                                                                   ------------        ------------

Cash and cash equivalents, beginning balance                          9,697,793             316,461

                                                                   ------------        ------------
Cash and cash equivalents, ending balance                          $    678,245             489,798
                                                                   ============        ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Income tax payments                                              $    266,198                  --
                                                                   ------------        ------------
  Interest payments                                                $    217,972                  --
                                                                   ------------        ------------

   The accompanying notes are an integral part of these financial statements.

 Item 5. Consolidated Statements of Stockholders' Equity

                         CHINA ORGANIC AGRICULTURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2008 (Unaudited)

                                    Common Stock
                            --------------------------     Additional                      Other                           Total
                             Number of                        Paid        Statutory     Comprehensive    Retained      Stockholders'
                               Shares         Amount       In Capital      Reserves        Income        Earnings         Equity
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance December 31, 2007    51,548,776        733,704        420,525        824,168        602,498     16,471,521      19,052,416
Foreign currency
translation
adjustments                          --             --             --             --        898,412             --         858,412
Net income for the
period ended 6/30/08                 --             --             --             --             --        854,414         854,414
Stock based
compensation                         --             --        263,543             --             --             --         263,543
                            -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance JUNE 30, 2008        51,548,776    $   733,704    $   644,068    $   824,168    $ 1,500,910    $17,325,935     $21,028,785
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

Advertising Costs

The Company expenses advertising costs as incurred. For the three and six months ending June 30, 2008 advertising costs were $0 and $4,189, respectively.

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

In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158")." This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

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

On May 8, 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", ("SFAS No. 162") which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.

The FASB has issued Statement No. 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163"). SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises", and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company does not currently believe that it will be affected by SFAS No. 163.

Note 3 - ACQUISITION DEPOSITS

The Company has made a deposit of $10,642,609 to a bank account jointly controlled by it and the shareholders of Dalian Huiming Industry Ltd ("Dalian Huiming") in anticipation of closing the Company's previously announced acquisition of 60% of the shares of Huiming, as discussed in footnote 11. In addition the Company has deposited approximately $2,617,952 with the Huanyatong Investment Co., Ltd in anticipation of further investment and acquisition activity.

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
                                ===========        ===========

During the six month periods ending June 30, 2008 and June 30, 2007, amortization expense was $76,604 and $69,603, respectively.

The original cost of finite-lived intangible assets is $3,613,293 as of June 30, 2008.

The estimated future amortization expenses related to intangible assets as of June 30, 2008 are as follows:

                   2009                   152,555
                   2010                   152,555
                   2011                   152,555
                   2012                   152,555
                   2013                   152,555
             Thereafter                $2,465,397

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

Note 8 - MORTGAGES PAYABLE

As discussed in Note 4, in February 2008 the Company purchased the assets of the Bellisimo Vineyard. This was in part financed by a mortgage in the amount of $8,515,000. This mortgage has monthly payments over a 20 year term, with an interest rate initially set at 7.70% which is adjusted every four years. The long-term and short-term amounts payable pertaining to this mortgage as of June 30, 2008 were $8,263,039 and $191,367, respectively.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 9 - NOTE PAYABLE - RELATED PARTY

On February 25, 2008, the Company obtained funding from Xirong Xu, a shareholder and related party in the amount of $6,216,000. Interest is accrued at a rate of 4% per annum. Both principle and accrued interest are due on February 25, 2013. As of June 30, 2008, accrued and unpaid interest is $82,880.

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

Business Segment Information                                        Six Months Ended June 30,
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
                                                                 ============       ============

Note 14 - PRODUCT MIX AND MAJOR CUSTOMERS

Green rice is rice that has been cultivated under certain standards established by the agricultural agencies of the PRC, including limits and restrictions on the use of synthetic fertilizers. Organic rice is rice produced to the highest of the "green food production environment quality standards." Cultivation of such rice will have to have been cultivated on land previously unused and should have no chemicals or any other non-natural additives in order to preserve the land for future farming.

The Company had two customers who accounted for about 66% of revenues during the six months ended June 30, 2008. Two customers accounted for more than 87% of the Company's accounts receivable at June 30, 2008. Two vendors accounted for 99% of accounts payable at June 30, 2008. Two vendors accounted for about 70% of purchases for the period ending June 30, 2008.

The mix of the Company's agricultural product revenue and tonnage for the three and six month periods ending June 30, 2008 and June 30, 2007 is as follows:


                                   THREE MONTHS ENDED JUNE 30,
                                   ---------------------------
                              2008                            2007
                              ----                            ----
                      Revenue      Units (tons)      Revenue        Units (tons)
                      -------      ------------      -------        ------------
Resale of Rice      $3,281,051         6,700       $       --             --
Green Rice             269,743           371        1,641,422          3,248
Organic Rice           111,563            51          545,223            310
By-Products             17,133           159          130,616          1,795
                    ----------         -----       ----------          -----
Total               $3,679,490         7,281       $2,317,261          5,353
                    ==========         =====       ==========          =====

                                    SIX MONTHS ENDED JUNE 30,
                                    -------------------------
                              2008                            2007
                              ----                            ----
                      Revenue      Units (tons)      Revenue        Units (tons)
                      -------      ------------      -------        ------------
Resale of Rice      $ 7,436,744       11,744       $        --            --
Green Rice            2,161,204        3,336         3,498,618         7,012
Organic Rice          1,460,093          771         2,633,889         1,540
By-Products             143,045        1,487           301,475         3,952
                    -----------       ------       -----------        ------
Total               $11,201,086       17,338       $ 6,433,982        12,504
                    ===========       ======       ===========        ======

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

Note 15 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On February 6, 2008, the Company committed to issue warrants enabling the purchase of 1,000,000 shares of the Company's stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through January 2011, and vest in 12 equal quarterly installments beginning in the second quarter of 2008. The measurement date was established as of February 6th, 2008, the date that the Company committed to issue the warrants. This consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract, and the related expenses for the three and six months ended June 30, 2008 are $206,097 and $349,124 respectively.

Warrants Outstanding as of June 30, 2008

      -----------------------------------------------------------------------
                                               Total       Exercise Price ($)
      -----------------------------------------------------------------------
      Outstanding, December 31, 2007           350,000               1.50
      -----------------------------------------------------------------------
      Granted in 2008                        1,000,000               1.39
      -----------------------------------------------------------------------
      Exercised in 2007                             --
      -----------------------------------------------------------------------
      Outstanding, June 2008                 1,350,000          1.39-1.50
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.


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