Form 10-Q
period 2008-09-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2008-11-12
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

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

                  Dalian City, Zhongshan District, Youhao Road
                       Manhattan Building #1, Suite # 1511
                   Dalian City, Liaoning Province, P.R. China
                    (Address of principal executive offices)

                                 (310) 441-9777
                (Issuer's telephone number, including area code)

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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer (Do not check if a smaller reporting company) |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           73,157,232 shares of Common Stock, no par value per share, as of November 12, 2008.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements.................................   3

Consolidated Balance Sheet as of September 30, 2008 (unaudited) ............   4

Consolidated Statement of Income for the three month periods ended
September 30, 2008 (unaudited) and September 30, 2007 (unaudited) ..........   5

Consolidated Statement of Cash Flow for the three month periods ended
September 30, 2008 (unaudited) and September 30, 2007 (unaudited) ..........   6

Consolidated Statement of Stockholder Equity for the nine months ended
September 30, 2008 .........................................................   8

Notes to Condensed Consolidated Financial Statements .......................  20

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations ..................................................  26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  27

Item 4T.  Controls and Procedures ..........................................

PART II.  OTHER INFORMATION

Item 1A           Risk Factors .............................................
Item 2            Unregistered Sales of Equity Securities ..................
Item 6.           Exhibits .................................................  28

SIGNATURES .................................................................  28

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

MORGENSTERN, SVOBODA, & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have reviewed the accompanying consolidated balance sheets of China Organic Agriculture, Inc. as of September 30, 2008 and the consolidated statements of operations for the three and nine months ended September 30, 2008 & 2007 and consolidated statements of cash flows and shareholders' equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of China Organic Agriculture, Inc. as of December 31, 2007 and the related consolidated statements of income, retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated March 26, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
November 4, 2008

                         CHINA ORGANIC AGRICULTURE, INC.
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                             Assets                                9/30/2008     12/31/2007
                                                                  (Unaudited)     (Audited)
                         Current Assets
Cash and cash equivalents                                         $ 2,620,021    $ 9,697,793
Accounts receivable, net                                           46,894,670      1,924,080
Inventory                                                           1,236,329      3,176,034
Acquisition deposits                                               13,260,561             --
Other receivables and prepayments                                   2,383,454        355,010
                                                                  -----------    -----------
Total Current Assets                                               66,395,035     15,152,917
                                                                  -----------    -----------
Property, plant & equipment, net                                   15,934,659      1,505,783
Mortgage costs - net                                                  145,663             --
Intangibles, net                                                    3,188,691      3,304,776
                                                                  -----------    -----------
Total Assets                                                      $85,664,048    $19,963,476
                                                                  ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Mortgages payable - current                                       $   195,075    $        --
Accounts payable and accrued expenses                              33,789,776        431,388
Due to related party                                                3,359,505        364,865
Taxes payable                                                       3,366,949        114,807
                                                                  -----------    -----------
Total Current Liabilities                                          40,711,305        911,060
                                                                  -----------    -----------
Long Term Debt
Mortgages payable - net of current                                  8,212,858             --
Note Payable - related party                                               --             --
                                                                  -----------    -----------
Total Long-term debt                                                8,212,858             --
                                                                  -----------    -----------

Total Liabilities                                                  48,924,163        911,060

Stockholders' Equity

Preferred stock, par value, $0.001 per share 20,000,000 shares
authorized, none outstanding                                               --             --
Common stock,  par value, "nil" 1,000,000,000 shares
authorized,  73,157,232 and 51,548,776 issued and outstanding for the period as at September 30, 2008 and December 31, 2007
respectively                                                        7,648,410        733,704
Additional paid in capital                                            852,429        420,525
Statutory reserves                                                    824,168        824,168
Other comprehensive income                                          1,829,999        602,498
Retained earnings                                                  25,584,879     16,471,521
                                                                  -----------    -----------
Total Stockholders' Equity                                         36,739,885     19,052,416
                                                                  -----------    -----------
Total Liabilities and Stockholders' Equity
                                                                  $85,664,048    $19,963,476
                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                  THREE MONTHS ENDED SEPTEMBER 30    NINE MONTHS ENDED SEPTEMBER 30
                                  -------------------------------    ------------------------------
                                       2008             2007             2008             2007
Sales                              $ 47,225,767     $ 22,370,228     $ 58,449,653     $ 28,804,210

Cost of sales                        35,886,122       14,825,974       43,924,262       18,676,637
                                   ------------     ------------     ------------     ------------
Gross profit                         11,339,645        7,544,254       14,525,391       10,127,573

Selling, general and
administrative expenses                 625,218          318,441        1,923,255          504,915
                                   ------------     ------------     ------------     ------------
Income from operations               10,714,427        7,225,813       12,602,136        9,622,658

Gain on debt conversion                 432,169               --          432,169               --
Other (expense)/income                       --            2,305          (35,124)           5,120
  Interest expense                      (83,460)            (103)        (380,422)            (103)
  Interest income                            --               --           26,329               --
                                   ------------     ------------     ------------     ------------
Income before income taxes           11,063,136        7,228,015       12,645,088        9,627,675

Provision for income taxes            2,804,192               --        3,531,730               --
                                   ------------     ------------     ------------     ------------
Net income                         $  8,258,944     $  7,228,015     $  9,113,358     $  9,627,675
                                   ============     ============     ============     ============

Basic weighted average shares        57,655,514       51,548,776       53,599,214       45,083,771
Diluted weighted average shares      59,005,514       51,548,776       54,814,178       45,083,771

Earnings per share of common
stock:

  Basic                            $       0.14     $       0.14     $       0.17     $       0.21
  Diluted                          $       0.14     $       0.14     $       0.17     $       0.21
                                   ============     ============     ============     ============

Other Comprehensive Income
Net Income                         $  8,258,944     $  7,228,015     $  9,113,358     $  9,627,675
                                   ============     ============     ============     ============
Other Comprehensive Income
     Foreign Currency
     Translation Adjustment             329,089            7,551        1,227,501           51,094
                                   ------------     ------------     ------------     ------------
Net Comprehensive Income           $  8,588,033     $  7,235,566     $ 10,340,859     $  9,678,769
                                   ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                ------------------------------
                                                                     2008             2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  9,113,358     $  9,627,675
Adjustments to reconcile net income to net cash
provided by operating activities:
  Gain of debt conversion                                           (432,169)              --
  Stock based compensation                                           557,485               --
  Depreciation and amortization                                      290,664          137,836
(Increase) / decrease in assets:
  Accounts receivables                                           (43,307,234)      (3,552,555)
  Inventory                                                        2,088,045       (3,895,766)
  Other current assets                                           (13,483,167)        (673,972)
  Other receivable and prepayment                                 (2,045,597)              --
Increase / (decrease) in current liabilities:
  Accounts payable and accrued expenses                           32,178,847         (653,786)
  Due to related party                                             1,325,515               --
  Taxes payable                                                    3,137,334          (47,379)
                                                                ------------     ------------
Net cash provided (used) by operating activities                 (10,576,919)         942,053
                                                                ------------     ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property & equipment                               (14,599,080)        (344,845)

CASH FLOWS FROM FINANCING  ACTIVITIES
Proceed of loan                                                           --        2,056,529
Mortgage payable (net of mortgage costs and repayments)            8,257,895               --
Advance from related party                                         9,016,000               --
                                                                ------------     ------------
Net cash provided by Financing Activities                         17,273,895        2,056,529
                                                                ------------     ------------

Effect of exchange rate changes on cash and cash equivalents         824,332           26,695

                                                                ------------     ------------
Net change in cash and cash equivalents                           (7,077,772)       2,680,432
                                                                ------------     ------------

Cash and cash equivalents, beginning balance                       9,697,793          316,061
                                                                ------------     ------------
Cash and cash equivalents, ending balance                       $  2,620,021     $  2,996,493
                                                                ============     ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Income tax payments                                           $    279,588               --
                                                                ------------     ------------
  Interest payments                                             $    380,422               --
                                                                ------------     ------------

Non Cash Transaction
Debt converted to equity                                        $  6,216,000
                                                                ------------     ------------

   The accompanying notes are an integral part of these financial statements.

                        CHINA ORGANIC AGRICULTURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

                                                    Additional
                            Common Stock              Paid
                                                   In Capital-                     Other
                       Number of                  contribution     Statutory    Comprehensive    Retained
                        Shares         Amount     from warrants     Reserves       Income        Earnings     Total Equity
                     -----------    -----------   -------------   -----------   -------------   -----------   ------------
Balance
December
31, 2007              51,548,776    $   733,704    $   420,525    $   824,168    $   602,498    $16,471,521    $19,052,416
                     ===========    ===========    ===========    ===========    ===========    ===========    ===========

Foreign currency
translation
adjustments                                                                        1,227,501                     1,227,501

Debt conversion       21,608,456      6,914,706                                                                  6,914,706

Net income for
the period ended
9/30/08                                                                                           9,113,358      9,113,358
Stock based
compensation                                           431,904                                                     431,904
                     -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance September
30, 2008              73,157,232    $ 7,648,410    $   852,429    $   824,168    $ 1,829,999    $25,584,879    $36,739,885
                     ===========    ===========    ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc.) ("IESI") was incorporated on August 5, 2005, in the state of Florida. Until September 30, 2008, the Company had five wholly owned subsidiaries. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao") was established in 2002 under the laws of the People's Republic of China. COA owns 100% of ErMaPao. Jilin Yutian of Organic Agriculture Co., Ltd ("Yutian") was founded in August 2007 under the laws of the People's Republic of China. It is owned 100% by ErMaPao. Ankang Agriculture (Dalian) Co., Ltd ("Dalian") was founded in January 2008 under the laws of the People's Republic of China. It is owned 100% by Hong Kong Ankang Investments Co., Ltd ("Ankang"). COA owns 100% of Ankang. Until the end of September 2008, the Company, through ErMaPao, was engaged mainly in the business of the production, processing and sale of rice. On September 29, 2008, the Company sold its interest in ErMaPao to Bothven Investments Limited, in a transaction which was completed October 7, 2008. It also consummated its acquisition of Dalian Huiming Industry on October 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of September 30, 2008 and 2007, and for the period then ended.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of September 30, 2008 and December 31, 2007, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the Chinese Yuan Renminbi as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

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

Principals of consolidation

The consolidated financial statements include the accounts of China Organic Agriculture, Inc, and its wholly owned subsidiaries: China Organic Agriculture, Ltd., Jilin Songyuan City Ermapao Green Rice Ltd., Jilin Yutian of Organic Agriculture Co., Ltd., Ankang Agriculture (Dalian) Co., Ltd., and Hong Kong Ankang Investments Co., Ltd. collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

Reclassification

Certain amounts in the 2007 financial statements were reclassified to conform to the 2008 presentation.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There were no doubtful accounts as of September 30, 2008 and December 31, 2007.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. As of September 30, 2008 and December 31, 2007 inventory consisted of finished goods valued at $14,226 and $1,212,104 respectively. Raw material inventories as of September 30, 2008 and December 31, 2007 are valued at $1,222,103 and $ 1,963,930, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the preparation of the raw rice into the finished product.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

Advertising Costs

The Company expenses advertising costs as incurred. For the three months and nine months ending September 30, 2008, advertising costs were $0 and $4,189, respectively.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of warrants outstanding as of September 30, 2008 is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants.

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has three segments. Ankang is the segment for the trading of agricultural products; ErMaPao is the one for rice production and processing; and Bellisimo Vineyard is the segment for wine production.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has evaluated the effect of this pronouncement on financial statements and no effect noted.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 4 - PROPERTY, PLANT & EQUIPMENT

As of September 30, 2008 and December 31, 2007, Property, plant & equipment consisted of the following:

                                                9/30/2008           12/31/2007

Construction in progress                      $    825,584         $    793,557

Land                                             7,040,992                   --

Real property                                    8,069,222              579,989

Machinery & equipment                              322,787              285,959

Transportation equipment                            61,302               61,302
                                              ------------         ------------

Total                                           16,319,887            1,720,807

Accumulated depreciation                          (385,228)            (215,024)
                                              ------------         ------------

Net book value                                $ 15,934,659         $  1,505,783
                                              ============         ============

During the nine month periods ending September 30, 2008 and September 30, 2007, depreciation expense was $170,204 and $34,148, respectively.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 5 - INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, Intangible assets consisted of the following:

                                                9/30/2008            12/31/2007
                                               -----------          -----------

Purchased land rights                          $ 3,613,293          $ 3,613,293

Accumulated amortization                          (424,602)            (308,517)
                                               -----------          -----------

Intangible assets                              $ 3,188,691          $ 3,304,776
                                               ===========          ===========

During the nine month periods ending September 30, 2008 and September 30, 2007, amortization expense was $116,085 and $103,687, respectively.

The original cost of finite-lived intangible assets is $3,613,293 as of September 30, 2008.

The estimated future amortization expenses related to intangible assets as of September 30, 2008 are as follows:

                2009                                         152,996
                2010                                         152,996
                2011                                         152,996
                2012                                         152,996
                2013                                         152,996
          Thereafter                                       $2,423,711

Note 6 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 7 - DUE TO RELATED PARTIES

The Company has become indebted to a related party for advances made to third parties on behalf of the Company. As of Septembers 30, 2008 and December 31, 2007 the Company owed $559,505 and $364,865 respectively to such stockholder. The amount is evidenced by a non-interest bearing promissory note payable upon demand. The Company also owes $2,800,000 to two affiliates of a shareholder which is payable on demand.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 8 - MORTGAGES PAYABLE

As discussed in Note 4, in February 2008 the Company purchased the assets of the Bellisimo Vineyard. This was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 years term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of September 30, 2008 were $8,212,858 and $ 195,075, respectively.

Note 9 - NOTE PAYABLE - RELATED PARTY

On February 25, 2008, the Company obtained funding from a shareholder and related party in the amount of $6,216,000.

On September 4, 2008, China Organic Agriculture, Inc. (the "Company") issued 18,282,353 shares, representing approximately 25 %, of its outstanding common stock, to Xirong Xu in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard in February 29 2008.

On September 4, 2008, the Company issued 3,326,103 shares, representing approximately 4.5% of its outstanding common stock, to First Capital Limited in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 1,130,875. The indebtedness evidenced by this note represents amounts advanced to pay accounts payable. Xirong Xu is the principal and sole director of First Capital Limited.

The conversion rate for each transaction, $0.32 per share, represents a slight discount to the 30 day average share price of the common stock.

Xirong Xu and First Capital Limited are accredited investors within the meaning of Rule 501 (a) of Regulation D under the Securities Act. The shares were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and in the case of Xirong Xu, Regulation S under the Securities Act.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 11 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $17,094 for the nine months ended September 30, 2008. The Company has no future minimum obligations as of September 30, 2008.

On September 30, 2008, the Company entered into a Share Purchase Agreement (the "Agreement") dated as of September 29, 2008, with Peng Huang, Xinbo Huang, and Reilong Group, the shareholders of all of the outstanding capital stock of Dalian Huiming Industry Ltd. ("Dalian Huiming") (each, a "Shareholder" and, collectively, the "Shareholders"). The Company's previously announced plan to acquire 60% of the outstanding shares of Dalian Huiming was completed on October 31, 2008, when consideration of an aggregate of US$10,600,000 was paid to the Shareholders, each of whom transferred to the Company 60% of his or its shares of Dalian Huiming, for an aggregate 60% of the shares outstanding.

On September 30, 2008, the Company entered into a Stock Transfer Agreement with Bothven Investments Limited ("Bothven"), pursuant to which the Company agreed to sell to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"), for consideration of US $8,700,000. The sale was completed on October 7, 2008.

Note 12 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, 10% of the Company's after-tax income is to be allocated to the statutory reserve fund until the balance reaches 50% of registered capital. The Statutory reserve fund is restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. The reserve is not transferable in the form of cash dividends, loans or advances. The reserve is therefore not commonly available for distribution except in liquidation. As of September 30, 2008 and December 31, 2007, the Company had allocated $824,168 to these non-distributable reserve funds. As of December 31, 2007, the statutory reserve fund had exceeded 50% of registered capital and thus no further allocation is required.

Note 13 - PRODUCT MIX AND MAJOR CUSTOMERS

                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                --------------------------------
                                                   2008                  2007
Resale of Rice                                  46,433,058                    --
Green Rice                                      10,002,185            23,469,386
Organic Rice                                     1,659,805             4,124,918
Green Paddy                                        187,636                    --
Rice Byproducts                                    166,969             1,209,906
                                                ----------            ----------

Total                                           58,449,653            28,804,210
                                                ==========            ==========

Green rice is rice that has been cultivated under certain standards established by the agricultural agencies of the PRC, including limits and restrictions on the use of synthetic fertilizers. Organic rice is rice produced to the highest of the "green food production environment quality standards." Cultivation of such rice must occur on primitive land and should involve no chemicals or any other non-natural additives in order to preserve the land for future farming.

The Company had two customers who accounted for more than 92% of revenues during the nine months ended September 30, 2008. Two customers accounted for more than 98% of the Company's accounts receivable at September 30, 2008. Three vendors accounted for almost 100% of accounts payable at September 30, 2008. Three vendors accounted for almost 100% of the Company's purchases for the period ending September 30, 2008.

The Company had no customer who individually accounted for more than 10% of revenues during the nine months ended September 30, 2007. No customer accounted for more than 10% of the Company's accounts receivable at September 30, 2007.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 14 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company's stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. Based on the EITF 96-08, this consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract, and the related expense for the nine months ended September 30, 2008 is $431,904.

Warrants Outstanding as of September 30, 2008

      --------------------------------------------------------------------------
                                                    Total     Exercise Price ($)
      --------------------------------------------------------------------------
      Outstanding, December 31, 2007                350,000                 1.50
      --------------------------------------------------------------------------
      Granted on February 6, 2008                 1,000,000                 1.39
      --------------------------------------------------------------------------
      Exercised in 2007                                   --
      --------------------------------------------------------------------------
      Outstanding, September 2008                 1,350,000          $1.39-$1.50
      --------------------------------------------------------------------------

Note 15 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months ending September 30, 2008 and September 30, 2007.

                                                                         9/30/2008       9/30/2007
                                                                        -----------      ---------
Net income for basic and diluted earnings per share                     $ 9,113,358      9,627,675
Weighted average shares of common stock for basic earnings per share     53,599,214     45,083,771

Basic earnings per share                                                $      0.17           0.21

Note 16 - SUBSEQUENT EVENTS

On October 15, 2008, the Company accepted the resignation of Huizhi Xiao as Chairman and Director of the Company, and appointed as his successor in both capacities the Company's Chief Executive Officer, Jinsong Li. There are no arrangements or understandings with any person pursuant to which Mr. Li was selected as a director of the Company.

On October 22, 2008, the Company signed an agreement to acquire the trademark "Xiaoxinganling," a brand name for organic foods sold in China's northeast. The Company's wholly owned subsidiary, Ankang (Dalian) Agriculture Ltd., will acquire the Xiaoxinganling trademark from Jiaying County Daming Agriculture Byproducts Co. Ltd. ("Daming Agriculture"), together with the distribution channels of several premium food products. A fuller description of the acquisition is provided in the Company's Report on Form 8-K, filed with the Commission on October 23,2008 and incorporated herein by reference.

On October 31, 2008, the Company completed the acquisition of Dalian Huiming Industry, Ltd. The Company acquired 60% of Dalian Huiming Industry, Ltd. for the amount of $10.6 million.

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

OVERVIEW

On March 15, 2007, China Organic Agriculture Inc. ("CNOA" or the "Company"), through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of China Organic Agriculture Limited ("COA"), which contains the Company's operating units. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange was equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Until the September 2008 sale of Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao"), the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products have been sold only within the People's Republic of China. As a result of the sale of ErMaPao, the Company no longer grows or produces rice. Rather, it is primarily engaged in the acquisition and distribution of agricultural products. The Company reports its operations under three segments. The first of these is Ankang Agriculture (Dalian) Company Limited, which focuses on grain processing and trading. This company is 100% owned by Hong Kong Ankang Investment Co., Ltd. ("Ankang"), which is 100% owned by COA.

The second segment reflects our prior involvement in rice production through ErMaPao, which operates in Songyuan City of Jilin Province, abutting the Nen River in the Songyuan Plains, where it produces "green" and "organic" rice.

On February 29, 2008, CNOA purchased the Bellisimo Vineyard, the Company's third operating segment. This consists of a 153-acre vineyard located in Sonoma County, California. Bellisimo Vineyard has provided small quantities of Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines.

In December 2007, the Company entered into a letter of intent to acquire the Dalian Huiming Industry Limited ("Dalian Huiming"). The Company subsequently determined to purchase 60% of the stock of Dalian Huiming. Dalian Huiming is engaged in grain procurement, trading, wholesale sales, and food delivery logistic services. It focuses on soybeans, corn, and cereal crops, which are major products from the northeastern part of China. Sales to consumers are made in regions including the provinces of Liaoning, Jilin, Heilongjiang, Sichuan, Fujian, and the cities of Beijing and Shanghai. On September 29, 2008, we and the shareholders of Dalian Huiming entered into a Share Purchase Agreement wherein we agreed to acquire 60% of the outstanding shares of Dalian Huiming. Pursuant to the Agreement, on October 31, 2008, for consideration of an aggregate of US$10,600,000, each of the Shareholders transferred to CNOA 60% of his or its shares of Dalian Huiming, comprising an aggregate 60% of the shares then outstanding. The Dalian Huiming acquisition is described in detail in the Report on Form 8-K filed by the Company on October 2, 2008, incorporated herein by reference.

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

On September 30, 2008, CNOA entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which the Company sold to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited for consideration of US $8,700,000. The Stock Transfer Agreement is described in detail in the Report on Form 8-K filed by the Company on October 2, 2008, and incorporated herein by reference.

RESULTS OF OPERATIONS

The following tables present certain information from the consolidated statement of operations of China Organic Agriculture, Inc. for three month and nine month periods ended September 30, 2008 and 2007.

--------------------------------------------------------------------------------
                             Three months ended  Three months ended   Percentage
                             September 30, 2008  September 30, 2007     Change
--------------------------------------------------------------------------------
Net Sales                            47,225,767          22,370,228      111.11%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Cost of Net Sales                    35,886,122          14,825,974      142.05%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gross Profit                         11,339,645           7,544,254       50.31%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
General and Administrative              625,218             318,441       96.34%
 expenses
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Income from operations               10,714,427           7,225,813       48.28%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gain on debt conversion                 432,169                   -            -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Interest expenses                       -83,460                -103         n/m*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other expense (income)                        -               2,305            -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Provision for income taxes            2,804,192                   -            -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Income                            8,258,944           7,228,015       14.26%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              Nine months ended   Nine months ended   Percentage
                             September 30, 2008  September 30, 2007     Change
--------------------------------------------------------------------------------
Net Sales                            58,449,653          28,804,210      102.92%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Cost of Net Sales                    43,924,262          18,676,637      135.18%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gross Profit                         14,525,391          10,127,573       43.42%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
General and Administrative            1,923,255             504,915      280.91%
                            ----------------------------------------------------
 expenses
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Income from operations               12,602,136           9,622,658       30.96%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gain on debt conversion                 432,169                   -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Interest expenses                      -380,422                -103         n/m*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other expense (income)                  -35,124               5,120         n/m*
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Interest income                          26,329                   -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Provision for income taxes            3,531,730                   -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Income                            9,113,358           9,627,675       -5.34%
--------------------------------------------------------------------------------

* non-meaningful

Business Segment Information

                                                                Bellisimo      Segment         Corporate   Consolidated
                                 Ankang          Ermapao        Vineyard        Total            Cost         Total
                               ----------------------------------------------------------------------------------------
     Three Months Ended
     September 30, 2008
---------------------------
Net revenue                    $46,453,967        771,800             --     $47,225,767
Cost of goods sold              35,275,638        555,940             --      35,831,578
Operations before Corporate
Costs                           11,178,329        215,860       (124,630)     11,269,559        555,132     10,714,427

     Three Months Ended
     September 30, 2007
---------------------------
Net revenue                             --     22,370,228             --      22,370,228
Cost of goods sold                      --     14,825,974             --      14,825,974
Operations before Corporate
Costs                                   --      7,544,254             --       7,544,254        318,441      7,225,813

                                                                Bellisimo      Segment         Corporate   Consolidated
                                 Ankang          Ermapao        Vineyard        Total            Cost         Total
                               ----------------------------------------------------------------------------------------
      Nine Months Ended
     September 30, 2008
---------------------------
Net revenue                    $53,890,711      4,536,142         22,800      58,449,653
Cost of goods sold              40,946,593      2,958,249             --      43,904,842
Operations before Corporate
Costs                           12,944,118      1,577,893       (468,337)     14,053,674      1,451,538     12,602,136

      Nine Months Ended
     September 30, 2007
---------------------------
Net revenue                             --     28,804,210             --      28,804,210
Cost of goods sold                      --     18,676,637             --      18,676,637
Operations before Corporate
Costs                                   --     10,127,573             --      10,127,573        504,915      9,622,658

Sales for the three months ending September 30, 2008 totaled $47,225,767 compared to $22,370,228 for the three months ending September 30, 2007. This increase of $24,855,539, or approximately 111%, is attributable to the Company's change of its operational strategy. During the third quarter of 2008, approximately $46,453,967 of sales was generated by the Company's Ankang segment, reflecting the new initiative of purchasing rice from other rice producers and then reselling this rice to retailers and wholesalers. For the nine months ending September 30, 2008, the Ankang segment recorded $53,890,711 of sales. During these nine months, the sales are mainly accounted for by two major customers. As the Ankang segment was established in 2008, there were no comparable sales in 2007.

The ErMaPao segment had a significant decrease in sales of both green and organic rice this quarter, which together declined to $771,800 as compared to $22,370,228 in the third quarter of 2007, reflecting the shift of the Company's primary focus to the trading opportunities in the agricultural industry and also increased amount of competition from other rice producers. ErMaPao sales for the nine months ending September 30, 2008 totaled $4,536,142 compared to $28,804,210 for the nine months ending September 30, 2007. This decrease of $24,268,068, or approximately 84.4%, is due to the same factors noted regarding the third quarter sales reduction.

There were no sales of grapes or wine during the first three quarters of this year as grapes will not be harvestable until the end of the third quarter 2008. As the Bellisimo Vineyard was acquired in February of 2008, there are no comparable figures for 2007.

The Company's sales revenues and tonnage of rice in the three and nine months ended September 30, 2008 and 2007 consisted of the following:

                                     THREE MONTHS ENDED SEPTEMBER 30
                        --------------------------------------------------------
                                     2008                          2007
                                             Units                        Units
                           Revenue          (tons)       Revenue          (tons)
                        --------------------------------------------------------
Resale of Rice          $38,996,314         55,830             --             --
Green Rice                7,840,981            558     20,000,293         25,624
Organic Rice                199,712            111      1,286,930            848
Green Paddy                 187,636            600             --             --
Rice Byproducts              23,924              2      1,083,005         11,672
================================================================================
Total                   $47,248,567         57,101    $22,370,228         38,144

                                      NINE MONTHS ENDED SEPTEMBER 30
                        --------------------------------------------------------
                                     2008                          2007
                                             Units                        Units
                           Revenue          (tons)       Revenue          (tons)
                        --------------------------------------------------------
Resale of Rice          $46,433,058         67,574             --             --
Green Rice               10,002,185          3,894     23,469,386         32,636
Organic Rice              1,659,805            882      4,124,918          2,388
Green Paddy                 187,636            600             --             --
Rice Byproducts             166,969          1,489      1,209,906         15,624
================================================================================
Total                   $58,449,653         74,439    $28,804,210         50,648

The Company's gross profit for the three months ending September 30, 2008 was $11,339,645 (or 24% of revenue) compared to $7,544,254 (or 34% of revenue) for the three months ending September 30, 2007. The increase in the gross profit in the 2008 period was due to the higher level of sales. The decrease in the gross profit margin is due to the lower profit margin on Ankang's trading activity, which did not exist in the 2007 period.

The gross profit for the nine months ending September 30, 2008 was $14,525,391 (or 25% of revenue) compared to $10,127,573 (or 35% of revenue) for the nine months ending September 30, 2007. This increase reflects the higher revenues in the 2008 nine month period, while the decrease in the gross profit margin is due to Ankang's lower margins.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ending September 30, 2008 totaled $625,218 or approximately 1.32% of sales, compared to $318,441or approximately 1.42% of sales for the three months ending September 30, 2007. This $306,777 increase is largely due to the amortization of warrant expense recorded in the 2008 quarter of $253,177 as well as increases in professional fees and expenses for the parent company and Vineyard expenses.

Selling, general and administrative expenses for the nine months ending September 30, 2008 totaled $1,923,255 or approximately 3.2% of sales, compared to $504,915 or approximately 1.8% for the nine months ending September 30, 2007. This increase of $1,418,340 is attributed to the warrant expenses amortization of $582,053 for the first nine months of 2008, increased professional fees and expenses of $489,827 and Vineyard expenses of approximately $456,013.

Interest Expense

Interest expenses were $83,460 and $380,422 for the three and nine month periods ending September 30, 2008. These expenses result from the debt incurred to finance the February 2008 acquisition of the Bellisimo Vineyard, which totals about $14.7 million.

Provision for Income Taxes

The Company's operations in the People's Republic of China (the "PRC") are governed by the income tax laws of the PRC. The Enterprise Income Tax to which it is subject to is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its participation in both agricultural production and in the PRC Urban Labor and Employment Services Program designed to encourage companies to increase their employment of target groups. Thus it did not record an expense for income taxes nor did it pay income taxes in 2007.

According to China's new tax policy, the Company no longer benefits from this tax exemption. For the three month and nine month periods ending September 30, 2008, the Company accrued $2,804,192 and $3,531,730in income taxes. The effective tax rates represented by these accruals are significantly higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes.

Net Income (Loss)

Net income was $8,258,944 for the three months ending September 30, 2008, compared to net income for $7,228,015for the three months ending September 30, 2007. This increase was due to the rapid expansion in sales of our Ankang segment and quarter three being the harvest period. Net income was $9,113,358 for the nine months ending September 30, 2008, compared to net income of $9,627,675 for the comparable 2007 period. These reductions in net income reflect the fact that the increase in sales revenue was less than the increases in selling, general and administrative costs, and the amount of interest expense and the new provision for income taxes. The Company did not incur significant interest or taxes in the prior year. The addition of the Bellisimo Vineyard decreased net income in the three month and nine month periods ending September 30, 2008 by about $335,580 and $871,559 respectively, as it incurred expenses but generated no income during these periods.

Liquidity and Capital Resources

Operational and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. As of September 30, 2008, Cash and cash equivalents were $2,620,021, current assets totaled $66,395,035, and current liabilities were $40,711,305. Working capital at September 30, 2008 was $25,683,730, as compared to 9,898,496 as of September 30, 2007.

The components of the $7,077,772 decrease in cash and cash equivalents from $9,697,793 as of December 31, 2007 to $2,620,021as of September 30, 2008 are
reflected below.

Cash Flow

                         NINE MONTHS ENDED SEPTEMBER 30

                                                         2008            2007
-------------------------------------------------------------------------------
Net cash provided (used) by operating activities    ($10,579,919)      $942,053
Net cash used by investing activities               ($14,599,080)    ($344,845)
Net cash provided by financing activities             $17,273,895    $2,056,529
Effects of exchange rates on cash                        $824,332       $26,529
===============================================================================
Net change in cash and cash equivalents              ($7,077,772)    $2,680,432

Net Cash Used by Operating Activities

During the nine months ended September 30, 2008, we had negative cash flow from operating activities of $10,579,919, primarily attributable to the increase in purchase deposits of approximately $13.3 million relating to $10,642,609 deposited to a commonly controlled bank account with the Reilong Company for the acquisition of Dalian Huiming and $2,714,286 paid to the Huanyatong Investment Company Ltd. for future acquisition activities. The higher account receivables of $43,307,234 were generated from the increase in Ankang's revenues. These negative cash flow factors were partially offset by higher accounts payable and accrued expenses of $32,178,847 which resulted from higher levels of purchases by Ankang and $5,983,811 in reduced ErMaPao inventory levels due to that segment's reduced level of operations, as well as the $9,113,358 of net income for the nine months ending September 30, 2008.

Net Cash Used in Investing Activities and Financing Activities

The Company used $14,599,080 largely to purchase the property and equipment of the Bellisimo Vineyard during the first quarter of 2008 as discussed in Note 4 of the Consolidated Financial Statements.

In connection with the acquisition of the assets of Bellisimo Vineyard we incurred two debt obligations, the first in the amount of $8,515,000 for which we granted the lender a first lien on the Vineyard's assets. This debt bears interest at an initial rate of 7.7% per annum and is repayable over a period of 20 years. The second obligation is a note payable from a related party (a shareholder) of $6,216,000, which bears 4% annual interest over its five year term, with both principal and interest payable in February, 2013. This note was converted into 18,282,353 shares of our common stock on September 4, 2008. In addition the Company received an $800,000 interest-free advance from two affiliates of a shareholder, which is payable on demand.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months. However, we will likely need to raise additional capital in order to fund our acquisitions and any large construction projects. We expect to raise those funds through credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. However, there can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks as of September 30, 2008 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K /A for the year ended December 31, 2007, on file with the U.S. Securities and Exchange Commission.

See also Note 1, "Summary of Significant Accounting Policies--Derivative Instruments," in the Notes to Condensed Consolidated Financial Statements in
Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As reported in Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ending June 30, 2008, our disclosure controls and procedures were not effective as of the end of that period.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, and in consideration of the measures undertaken by the Company in response to the prior finding of ineffectiveness, our principal executive officer and principal financial officer have concluded that its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by China Organic in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

As reported in our Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008, our internal controls over financial reporting were not effective as of the end of the period covered by that report.

In order to further enhance our internal controls over financial reporting, we have implemented, in the financial quarter ended September 30, 2008, the following steps:

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

We expect that these steps, when fully implemented, will further correct the material weaknesses described in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ending June 30, 2008. . We do not believe that the costs of implementing these steps will have a material effect on our financial position, cash flow, or results of operations.

During the fiscal quarter ended September 30, 2008, the foregoing were the only changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Amended Report on Form 10-K/A filed with the SEC on May 2, 2008. In addition to the risk factors noted in our Report on Form 10-K/A and the discussion of risks contained therein, as a result of the transformation of our business to a trading operation, we have two customers who accounted for more than 90% of our revenues for the nine months ended September 30, 2008, and three vendors from which we purchased nearly 100% of the product we sold to others. The loss of our relationship with any of these vendors or either of our major customers could have a material adverse impact upon our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 4, 2008, China Organic Agriculture, Inc. (the "Company") issued 18,282,353 shares, representing approximately 25 %, of its outstanding common stock, to Xirong Xu in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard in February 29 2008.

Also on September 4, 2008, the Company issued 3,326,103 shares, representing approximately 4.5% of its outstanding common stock, to First Capital Limited in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 1,130,875. The indebtedness evidenced by this note represented amounts advanced to pay accounts payable. Xirong Xu is the principal and sole director of First Capital Limited.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.    Description of Exhibit

10.1   --      Share Purchase Agreement, Dalian Huiming Industry Limited*

10.2   --      Stock Transfer Agreement, Bothven Investments Limited*

31.1   --      Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.

31.2   --      Certification of Chief Financial Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.

32.1   --      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2   --      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Incorporated by reference to Registrants' Current Report on Form 8-K filed October 2, 2008.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2008        CHINA ORGANIC AGRICULTURE, INC.


                                By: /s/ Jinsong Li
                                    --------------------------------------------
                                    Jinsong Li
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Xuefeng Guo
                                    --------------------------------------------
                                    Xuefeng Guo
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description of Exhibit

10.1   --      Share Purchase Agreement, Dalian Huiming Industry Limited*

10.2   --      Stock Transfer Agreement, Bothven Investments Limited*

31.1   --      Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.

31.2   --      Certification of Chief Financial Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.

32.1   --      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2   --      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

* Incorporated by reference to Registrants' Current Report on Form 8-K filed October 2, 2008.