Form 10-K/A
period 2007-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2009-01-16
CIK 1337826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT No. 3 TO
                                    FORM 10-K

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


DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

This amendment No. 3 to the Company's Report on Form 10-K for the year ended December 31, 2007 is being filed to Modify the disclosures contained in Section 9A (T), to modify the signature block and to revise the language of the certifications contained in Exhibit 31.1 and 31.2. Other than these changes and certain conforming changes, no other changes have been made to Amendment No. 2 as filed on October 6, 2008.

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

                                     PART I
Item 1. Business.

Introduction

As of March 31, 2008, we, through our main subsidiary, were engaged in the business of rice production, processing and distribution. To date, our product has been sold only within the People's Republic of China. As used in this report, the terms "we," "our," "Company" and "China Organic" refer to China Organic Agriculture, Inc. and its wholly-owned subsidiaries, and the terms "ton" and "tons" refers to metric tons, in each case, unless otherwise stated or the context requires otherwise. The discussion below reflects the operations of our subsidiary, ErMaPao. See "Recent Developments" for a discussion regarding our sale of ErMaPao and our acquisition of a vineyard and our agricultural trading business.


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

Effective September 30, 2008, the Company acquired 60% of the outstanding shares of Dalian Baoshui District Huiming Trading Limited ("FTZ") for $10,600,000. FTZ was founded in 2001 and is headquartered in the Dalian Free Trade Zone, located in Dalian City Liaoning Province, China. FTZ has 38 employees and is engaged in grain purchasing, international and domestic trading, wholesale sales and food delivery logistic services. FTZ's activities are primarily focused on soybeans, corn and cereal crops, which are major products of the provinces located in Northeastern China. Most of FTZ's sales are to other distributors or industrial users of agricultural products and it distributes its products in many regions of China, including Liaoning Province, Jiling Province, Heilongjiang Province, Sichuan Province, Fujian Province and the cities of Beijing and Shanghai. For fiscal year 2007, FTZ's revenue was $42 million and its net income was $2.7 million, representing substantial increases from fiscal 2006, when its revenues were $24.5 million and its net income was $0.5 million.

On September 30, 2008, CNOA entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which the Company sold to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited for consideration of US $8,700,000.

Location of Production Sites

ErMaPao's rice production and processing facilities are located in the Northeast part of China, abutting the Nen River in the Songyuan Plains, Jilin Province.


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

Sales and Marketing

Principal Customers


      In 2007, our revenue from large retailers and supermarkets was approximately $37.2 million. A substantial portion of our wholesale products were sold to a limited number of customers. Our principal customers during 2007 were:

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

Principal Suppliers


      In addition to the rice produced on the lands we controlled, or rice which we are supplied via our relationships with the family units, ErMaPao received rice from Xinmiao Grain Depot.

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


      ErMaPao's principal competitors are Jilin Yufeng Rice Limited, Jilin Fengsheng Rice Limited, Jilin City Dongfu Rice Limited, and Daan Jixiang Rice Limited. Jilin Yufeng and Jilin City Dongfu currently possess organic and green rice certifications; the others have commenced the process of applying for such certifications. Each has a production capacity comparable with ours and each is viewed as a strong competitor in our markets.

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

Research and Development

      On November 30, 2007, the Company entered into a three year agreement with Jilin Agricultural University. Pursuant to this agreement, we support the University's development of an agricultural skills curriculum for its students by supplying employment opportunities and training, and financial support for agriculture-related research and development undertaken by the University. In return the University provides the Company with agricultural-related technical information and services, and management training, as well as assistance in the development of grains and guidance on soil, cultivation and crop management. As a result of the sale of ErMaPao we are no longer a party to this agreement.


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


      Our short operating history and the rapidly changing nature of the markets in which we compete and changes in the nature of our business make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:


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


Risks Associated with Agricultural Production


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


      We anticipate that the majority of our future revenues will be derived from the sale of rice and other agricultural commodities and, as a result, our earnings are directly related to the prices of these products. There are many factors influencing the price of rice and other agricultural commodities including expectations for inflation; global and regional demand and production; political and economic conditions; and production costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.


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

      On February 29, 2008, we acquired the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California.

Item 3. Legal Proceedings.

      On December 12, 2008, Lance C. Provo, "on behalf of himself and all others similarly situated", filed a class action lawsuit in the United States District Court for the Southern District of New York against China Organic Agriculture, Inc. (the "Company"), past officers and directors of the Company, and one current director of the Company (the "Defendants"). The suit alleges, among other things, that the Defendants disseminated false and misleading statements or concealed materially adverse facts causing members of the class to purchase the Company's stock at inflated prices, and engaged in other improper actions, including divesting the Company of its sole productive asset and acquiring a luxury retreat for the use of the Defendants. The suit alleges that the Defendants' actions violated Sections 10(b) and 20A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10(b)5 under the Exchange Act. The suit seeks as relief civil penalties, attorney's fees, and disgorgement.

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

For 2006 and 2007 we were engaged in the business of rice production and processing. However, as a result of the purchase of the Bellisimo Vineyard and the acquisition of Dalian and sale of Erma Pao, our focus will become the procurement, international and domestic trading, wholesale sales and delivery logistics of a variety of agricultural products, including rice and other grains. Consequently, the financial results of the Company to date and the discussions below, which primarily reflect our rice producing activities, should not be deemed indicative of our future performance. In addition, we will likely continue the operations of the Bellisimo Vineyard and seek to import wine produced at the Bellisimo Vineyard or acquired from other sources into China.


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

a)    Evaluation of disclosure and controls and procedures

Based on their evaluation of the Company's controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007. Our disclosure controls and procedures were not effective as of December 31, 2007, as a result of the lack of familiarity of our management in China with the requirements of US Securities laws. This lack of familiarity was highlighted in March 2007 when senior management first advised our US representatives involved in preparing our reports to the Securities and Exchange Commission of the purchase in February 2007 of the Bellisimo Vineyard. This information was first given to counsel after the time for filing a Current Report on Form 8-K to report the acquisition had expired.

In an attempt to rectify our deficiencies in our disclosure controls and procedures, we engaged within the US an individual familiar with the requirements of US Securities laws and accounting regulations. This individual provided us with procedures intended to heighten management's awareness of the need to comply with US Securities laws and thereby improve our disclosure controls and procedures. This individual is no longer affiliated with our Company and there is no assurance that the procedures he designed for us will be adhered to or will be adequate if we grow.

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

      The deficiencies in our financial controls and procedures though similar to, were not limited to, those in our disclosure controls and procedures. In particular, in connection with the closing of our accounts and the preparation of our consolidated financial statements contained in this Report, we determined that we had not yet sufficiently integrated and upgraded the reporting systems at our operating subsidiaries, that we had insufficient staffing in our accounting department and that there existed communication difficulties between our personnel in China and those in the United States engaged in preparing our Reports to the SEC. Consequently, our internal controls over financial reporting were not effective. To address this issue, among other things, we are planning to upgrade the financial controls and procedures at our operating subsidiaries and to evaluate and enhance, where necessary, our financial reporting personnel. Such improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act. To assist in upgrading our financial controls and procedures the individual engaged to assist with our disclosure controls and procedures helped us to engage individuals familiar with the requirements of US accounting practices who have been engaged by us. In addition, this individual provided us with guidance as to the requirements of Sarbanes-Oxley which we are currently trying to implement.

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


                                        CHINA ORGANIC AGRICULTURE, INC.
Dated: January 15, 2009

                                                   By: /s/ Jinsong Li
                                                       -------------------------
                                                   Jinsong Li
                                                   Chief Executive Officer
                                                   (principal executive officer)


                                                   By: /s/ Weihong Xia
                                                       -------------------------
                                                   Weihong Xia
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on January 15, 2009 in the capacities indicated.


Signature                       Title


/s/ Jinsong Li                  Chairman and Chief Executive Officer
-----------------
Jinsong Li


/s/ Weihong Xia                 Chief Financial Officer
-----------------
Weihong Xia


/s/ Shujie Wu                   Director
-----------------
Shujie Wu


/s/ Zhouzhe Jin                 Director
-----------------
Zhouzhe Jin


/s/ Jingyong Ma                 Director
-----------------
Jingyong Ma


/s/ Guangwu Zhang               Director
-----------------
Guangwu Zhang

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