Form 10-Q/A
period 2008-09-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2009-01-16
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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

           73,157,232 shares of Common Stock, no par value per share, as of December 31, 2008.

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