Form 10-K
period 2008-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2009-04-15
CIK 1337826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                        Commission file number 333-129355

                         China Organic Agriculture, Inc.
             (Exact name of registrant as specified in its charter)

             Florida                                     20-3505071
  State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization

                      Dalian City, Zhongshan District, 105
                 Youhao Road Manhattan Building #1, Suite 1511,
                   Dalian City, Liaoning Province, P.R. China.
               (Address of principal executive offices) (Zip Code)

                                 (310) 441-9777

               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock

           Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $31,391,068 based upon a closing price of $0.64 as reported by Bloomberg Finance.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 10, 2009, the registrant had outstanding 73,157,232 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any report filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

TABLE OF CONTENTS

PART I

Item 1. Business ............................................................  1
Item 1A. Risk Factors........................................................  4
Item 2. Properties .......................................................... 12
Item 3. Legal Proceedings ................................................... 13
Item 4. Submission of Matters to Vote of Security Holders ................... 13

PART II

Item 5. Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities ............... 14
Item 6. Selected Financial Data.............................................. 15
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................................... 15
Item 8. Financial Statements and Supplementary Data.......................... 20
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure. ........................................ 20
Item 9A. Controls and Procedures ............................................ 20
Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance.............. 22
Item 11. Executive Compensation ............................................. 23
Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters................................... 24
Item 13. Certain Relationships and Related Transactions, and
Director Independence ....................................................... 26
Item 14. Principal Accountant Fees and Services.............................. 26

PART IV

Item 15. Exhibits and Financial Statement Schedules ......................... 27

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

                   Special Note Regarding Unresolved Comments

The Securities and Exchange Commission ("SEC") has requested that the Company file amendments to certain of its previous filings to clarify or enhance certain of the disclosures contained therein or to conform with the applicable filing requirements. It remains the Company's desire to continue to have its securities trade in the over-the-counter bulletin board and to eventually trade on NASDAQ or another exchange. The Company intends to respond to the comments raised by the Staff and, to the extent necessary, to amend or supplement reports previously filed with the SEC.

                                     PART I
Item 1. Business.

Introduction

We, through our main subsidiaries, are engaged in the business of distribution of agricultural products in China, including green rice, organic rice, soy beans, ice wine and other agricultural products. In addition, we are parties to a joint venture in China which intends to process grapes purchased from third parties to produce ice wine.

The Company's functional currency is the Renminbi, which had an average exchange rate of $0.12557 and $0.13167 during fiscal years 2007 and 2008 respectively.

Our Corporate History

On March 15, 2007, China Organic Agriculture Inc. ("CNOA" or the "Company"), through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of China Organic Agriculture Limited ("COA"), which then owned all of the shares of ErMaPao, then our only operating subsidiary. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange was equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Until the sale of Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao"), an operating company in China owned by COA, which was completed in October 2008, the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products were then sold only within the People's Republic of China. As a result of the sale of ErMaPao, the Company no longer grows or produces rice. Rather, as a result of the expansion of its trading activities in China, it is primarily engaged in the acquisition and distribution of agricultural products.

On February 29, 2008, CNOA purchased the Bellisimo Vineyard, the Company's third operating segment. This consists of a 153-acre vineyard located in Sonoma County, California. Bellisimo Vineyard has provided small quantities of Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines.

On June 10, 2008, the Company established a new subsidiary, Far East Wine Holding Group Limited. This subsidiary represents the Company's initiative to import and distribute in China California wines. The formation of this subsidiary signals the Company's recently plan to seek capitalize on the fast-growing demand for premium California wines in China.

On September 29, 2008, we and the shareholders of Dalian Huiming entered into a Share Purchase Agreement whereby we acquired 60% of the outstanding shares of Dalian Huiming for US$10,600,000. Dalian Huiming, a company in the PRC, is engaged in grain procurement, international and domestic trading, wholesale sales and food delivery logistic services. Its main products include including soybeans, corn, and cereal crops, which are major products from the Northeast part of China. Sales to consumers are made in national regions including Liaoning Province, Jiling Province, Heilongjiang Province, Sichuan Province, Fujian Province, and cities such as Beijing and Shanghai.

On September 30, 2008, CNOA entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which the Company sold to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited for US $8,700,000. As noted above, the sale was completed in October 2008. The amount due from Bothven, $8,700,000, is to be paid in three installments, 30% in July 2009, 30% in September 2009 and 40% in October 2009.

On October 20, 2008, the Company acquired the trademark "Xiaoxinganling," an organic brand name familiar to consumers in China's northeast along with several premium food distribution channels formerly controlled by the prior owner of the trademark.

On December 5, 2008 The Company established a joint venture company with Eastars Wine Company Limited Co. Xinbin Manchu Autonomous County. The joint venture engages in the processing and trading of red wine, ice wine, blueberry ice wine and blueberry soft drinks; cultivates, processes and trades grapes and blueberries. Ice wine is a relatively new market in China with a low entry barrier and a higher market potential for new customers. Therefore, the Company decided to enter the sector in the early stage by forming a joint venture company with an experienced local wine producer to attempt to gain market share within a short time frame.

Location of Facilities

Prior to the sale of ErMaPao, our main production facilities were located in the Northeast part of China, in the Songyuan Plains, Jilin Province. As a result of the sale of ErMaPao we no longer control these facilities and our headquarters are now located in Dalian City, Zhongshan District, 105 Youhao Road Manhattan Building #1, Suite 1511, Dalian City, Liaoning Province, P.R. China.

Distribution Channels

Because of the sale of ErMaPao, the Company no longer has distribution channels for rice. Currently we distribute our products mainly through large agricultural distributors, including Shen Zhen Shen Jin Da Agricultural By-product Trading Co., Ltd., Beijing Jingu Hengfa Trading Co. Ltd., Shanghai Liang You Group Co. Ltd., Jinyunda Industry Development Co., Ltd., and Guang Dong Guangliang Industry Co. Ltd.

Principal Customers

In 2008, our revenue from selling green rice and organic rice was approximately US $98.7 million. During 2008 we sold a substantial portion of our products to a limited number of customers. Our principal customers during 2008 and the percentage of our revenues derived from these customers was as follows:

 RANK                           NAME                                       Revenue    % of BUSINESS
------ ---------------------------------------------------------------- ------------- -------------
    1  Shen Zhen Shen Jin Da Agricultural By-product Trading Co., Ltd.    51,459,112        45.66%
    2  Beijing Jingu Hengfa Trading Co., Ltd                              38,341,439        34.02%
    3  Shanghai Liang You Group Co. Ltd.                                   3,405,581         3.02%
    4  Jinyunda Industry Development Co., Ltd.                             3,002,826         2.66%
    5  Guang Dong Guangliang Industry Co. Ltd.                             1,401,569         1.24%
------ ---------------------------------------------------------------- ------------- -------------
                                                          Total           97,610,527        86.61%

This concentration of customers makes us vulnerable to an adverse near-term impact, should one or more of these relationships be terminated.

Principal Suppliers

During the 12 months ended December 31, 2008, we derived a substantial portion of our products for resale from two main suppliers, Jilin Shenkanglong Rice Co. Ltd. and Heilongjiang Wuchang Xiaoshanzi Grain Depot. Our purchases from Jilin Shenkanglong Rice Co. Ltd. in 2008 were valued at approximately US$72.39 million and the amount purchased from Heilongjiang Wuchang Xiaoshanzi Grain Depot was approximately $2.6 million. Dependence upon a limited number of suppliers poses business risks, which is one reason why we have sought to diversify our operations.

Business Strategy

The Company intends to seek to continue to diversify through acquisitions and to offer a spectrum of premium food products, not just in mainland China, but also in the special administrative region of Hong Kong, and other Asian countries as well. As part of our strategic plans, we are positioning the company as a purveyor of international food products, from California wines to high quality rices produced in China itself, all being distributed to Chinese and Asian consumers.

Following the acquisitions the Company achieved in 2008, the Company will continue to look to potential acquisition targets to expand its operations, including those which will allow the Company to further diversify its range of products and provide multiple streams of revenue. As a result of the increase in their incomes, Chinese consumers are changing their diets and demanding greater quality, variety, convenience and safety in food. The demand for quality by high-income households has fueled recent growth in premium foods and beverage products.

Branding our product lines to consumers in Asia is a crucial part of our business strategy going forward. We believe that branding will enable us to generate a higher level of awareness, not only for our new product lines, but also for our currently existing product lines as well. Some of the steps we will take to distribute our products and create brand awareness include:

o Premium green and organic rice. We will endeavor to sell premium green and organic rice to distributors and grocery chains throughout China through distribution agreements with distributors and targeted acquisitions of other agricultural commodities traders.

o Ice wine. The Company recently formed a joint venture company engaging in the production of ice wine. The locally produced ice wine will be marketed under various brand names owned by the Company targeted at upscale consumers. The brand names currently include Gold Count and Blue Count, aimed at the luxury market and Ice Count targeted toward the affluent middle class consumer.

o Other agricultural products. We acquired the trademark "Xiaoxinganling" in September 2008. We intend to emphasize this well known mark by expanding the line of products sold under this brand to include soybeans, kidney beans and mushrooms.

In addition to branding our products we intend to seek mutually beneficial relationships with large agricultural products distributors. By cooperating with a small number of relatively larger distributors we believe we will not only gain better exposure for our products but also will avoid the expense of a large sales force.

Competition

After the Company's sale of ErMaPao, it became a trading company of agricultural products. In this field our principal competitors are Heilongjiang Beidahuang Rice Co. Ltd, Jinjian Rice Co. Ltd., and COFCO Limited.

As we enter the ice wine market, our future competitors in this field will be Changbai Mountain Wine Co. Ltd., Changyu Pioneer Wine Co. Ltd., Sun Valley Vineyard Wine Co. Ltd., and Qilian Wine Co. Ltd.

      The markets for our products had been experiencing increased levels of demand during the period of China accelerated growth. Nevertheless, the markets for our products are highly competitive and will become more so as growth slows. To date, our sales have been limited to customers within the PRC and we expect that our sales will remain primarily domestic for the immediate future. Our marketing strategy involves developing long term ongoing working relationships with customers based on large multi-year agreements which foster mutually advantageous relationships.

Government Regulation

The PRC and the various Provinces have enacted a series of laws and regulations over the past 20 years, including those designed to improve safety and decrease environmental degradation. We believe the cost of complying with these regulations will not be significant to our trading operations. Nevertheless, if we were to fail to adhere to all applicable regulations, the repercussions could be severe.

Employees

As of March 31, 2009, we employed 41 full-time employees. Twenty-percent of our employees are management personnel, 35% are production staff, and 45% are sales and procurement staff. None of our employees is represented by a union.

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

      In general, we depend on our distribution partners to bring our products to market forsale to the Chinese public. If these relationships were to be disrupted, sales to such customers would become difficult or significantly reduced and thus our revenues and net income could significantly decline. Our success will depend on our continued ability to develop and manage relationships with significant distributors and suppliers. Any adverse change in our relationships with our distributors and suppliers may have a material adverse effect on our business. Although we have expanded our distribution capacity, we expect that our customer concentration will not change significantly in the near future. We cannot be sure that we will be able to retain our largest customers and suppliers or that we will be able to attract additional customers and suppliers, or that our customers and suppliers will continue to buy our products in the same amounts as in prior years. The loss of one or more of our largest customers or suppliers, any reduction or interruption in sales to these customers or suppliers, our inability to successfully develop relationships with additional customers or suppliers or future price concessions that we may have to make could significantly harm our business.

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

      We are dependent on Mr. Jinsong Li, our Chairman, and Chief Executive Officer. The loss of his services could materially harm our business because of the cost and time necessary to recruit and train a replacement, assuming a suitable replacement could be found. Such a loss would also divert management attention away from operational issues. We do not have key-man term life insurance policy on Li.

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

      We have a relatively limited operating history as a distribution company, which may make it difficult for you to assess our ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

      Our short operating history, the rapidly changing nature of our business and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

o the introduction of competitive products or services by different or new competitors;
o any factor that might interrupt or otherwise reduce the conduct of business by our distributors,
o     reduced demand for any given product;
o     difficulty in keeping current with changing technologies;
o increased or uneven expenses, whether related to sales and marketing, product development or administration;
o interruptions or reduction in agricultural production due to adverse weather; and
o     costs related to possible acquisitions of technology or businesses.

      Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could be lower than the expectations of investors and analysts. If so, the market price of our stock would likely decline.

Conflicts of Interest.

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

      In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development , and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

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

      We have approximately 73,157,232 shares of our common stock outstanding. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

In recent months, economic conditions worldwide and particularly in China have deteriorated significantly, and they may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business requirements, and could cause us to slow or reduce our business activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financing or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in China, or in our industry.

These and other economic factors could have a material adverse effect on our financial condition and operating results. In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, lessened demand for our products and services, and increased default rates among our customers. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in our industry.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WHICH COULD IMPACT NEGATIVELY OUR ABILITY TO REPORT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ACCURATELY AND IN A TIMELY MANNER.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2008. We identified two material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2008, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a description of these material weaknesses, see Item 9A, "Controls and Procedures." In our Annual Report on Form 10-K. Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements. Our internal controls over financial reporting were also ineffective as of December 31, 2008 as reported in our Form 10-KSB/A for that period.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock.

Item 2.  Properties.

We do not own any land in the PRC although, as a result of government land use grants, prior to the sale of ErMaPao we controlled approximately 1,600 acres, and indirectly we controlled the 4,660 acres used by the family farmers who grew the grain we purchased and marketed. We owned indirectly certain of the buildings on land we leased. Our executive offices were located in China at Songyuan City in Jilin Province, which is the headquarters of ErMaPao. These offices and processing facilities are located on the approximately 1600 acres of land owned by the PRC leased to the Company. The lease for the land expires in 2032. The annual rent for the land is RMB 994,795 or approximately US$140,112. The buildings on this land have approximately 20,000 square meters of usable space and are owned by ErMaPao. They consist mainly of warehouses, shelters for farm equipment and supplies, and processing buildings. We process rice at this location, on a processing line consisting of the equipment described under subheading "Processing of Rice". As a result of the sale of ErMaPao, we no longer directly or indirectly control any of the properties mentioned in this paragraph. and our headquarters are now located in Dalian City, Zhongshan District, 105 Youhao Road Manhattan Building #1, Suite 1511, Dalian City, Liaoning Province, P.R. China.

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

The Company intends to vigorously contest the claims made by Mr. Provo. As of today, service had not yet been made on any of the individual defendants and the lawsuit remains in the preliminary stages.

Item 4. Submission of Matters to a Vote of Security Holders.

      We did not submit any matter to a vote of our stockholders during the fourth quarter of 2008.

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

2008
                  average     high      low
First Quarter     1.3586      2.38      0.83
Second Quarter    1.1418       2.2       0.6
Third Quarter     0.3875      0.69      0.16
Fourth Quarter    0.4025      0.71      0.17

2007

First Quarter     0.8511      1.45      0.51
Second Quarter    1.2095      2.09      1.01
Third Quarter     1.7984       2.8      1.15
Fourth Quarter    2.5414      4.37      1.32

As April 13, 2009, our common stock was held of record by approximately 25 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

      The Company has not used shares of its common stock or options to purchase such shares as a means of compensating its management, employees or directors. Nevertheless, there is set forth below a table confirming that no securities or options were issued during 2008 or were outstanding as of the end of such year.

Equity Compensation Plan Information - December 31, 2008

----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Number of securities remaining available for
 Plan category   Number of securities to be issued  Weighted-average exercise price     future issuance under equity compensation
                   upon exercise of outstanding     of outstanding options, warrants           plans (excluding securities
                   options, warrants and rights                and rights                       reflected in column (a))
                                (a)                               (b)                                    (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plan Approved by
Shareholders                     0                                 0                                      0
----------------------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plan Not Approved by
Shareholders                     0                                 0                                      0
----------------------------------------------------------------------------------------------------------------------------------

----------
Although the Company has not used its securities to compensate management and employees, as discussed in Note 16 to the Financial Statements enclosed herein, the Company has issued warrants to its investor relations firms and, as of the end of 2008, there were outstanding an aggregate of 1,350,000 warrants to purchase shares of its common stock of which 1,000,000 were exercisable at a price of $1.39 and 350,000 were exercisable at a price of $1.50.

Purchases of Equity Securities by the Company and Affiliated Purchasers

      During the fourth quarter of our fiscal year ended December 31, 2008, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock. On February 13, 2008, we filed with the Commission a Registration Statement on Form 10, which has not been declared effective and with respect to which we are endeavoring to respond to comments raised by the Staff of the Securities and Exchange Commission. No class of our equity securities is registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

      We have reported all sales of our unregistered equity securities that occurred during 2008 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

On March 15, 2007, China Organic Agriculture Inc. ("CNOA" or the "Company"), through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of China Organic Agriculture Limited ("COA"), which owned the only operating subsidiary of the Company at that date. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange was equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Until the sale of Jilin Songyuan City ErMaPao Green Rice Ltd. ("ErMaPao"), completed in October 2008, the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products had been sold only within the People's Republic of China. As a result of the sale of ErMaPao, the Company no longer grows or produces rice. Rather, it is primarily engaged in the acquisition and distribution of agricultural products.

The Company reports its operations under three segments. The first of these focuses on grain processing and trading. There are two operational entities in this segment. The first is Ankang Agriculture (Dalian) Company Limited, which is 100% owned by Hong Kong Ankang Investment Co., Ltd. ("Ankang"), which is 100% owned by COA. The other is Dalian Huiming, of which 60% is indirectly owned by COA through another wholly owned subsidiary. The second segment reflects our prior involvement in rice production through ErMaPao, which operates in Songyuan City of Jilin Province, abutting the Nen River in the Songyuan Plains, where it produces "green" and "organic" rice.

The third segment is our wine production segment. There are three entities in this segment. The first one is Bellisimo vineyard, a 153-acre vineyard located in Sonoma County, California, which is 100% owned by Hong Kong Ankang Investment Co., Ltd., which is 100% owned by COA. The second one is Far East Wine Holding Group Ltd (BVI), which is 100% owned by CNOA. The third one is Polisi Ice Wine Ltd. Co., which is 60% owned by Ankang Agriculture (Dalian) Co., Ltd, which is 100% owned by COA.

In December 2007, the Company entered into a letter of intent to acquire the Dalian Huiming Industry Limited ("Dalian Huiming"). The Company subsequently purchased 60% of the stock of Dalian Huiming for $10,600,000. Dalian Huiming is engaged in grain procurement, trading, wholesale sales, and food delivery logistic services. It focuses on soybeans, corn, and cereal crops, which are major products from the northeastern part of China. Sales to consumers are made in regions including the provinces of Liaoning, Jilin, Heilongjiang, Sichuan, Fujian, and the cities of Beijing and Shanghai.

On September 30, 2008, CNOA entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which the Company sold to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited for US $8,700,000. As noted above, the sale was completed in October 2008. The amount due from Bothven, $8,700,000, is to be paid in three installments, 30% in July 2009, 30% in September 2009 and 40% in October 2009.

On June 10, 2008, the Company established a new subsidiary, Far East Wine Holding Group Limited. This subsidiary represents the Company's initiative to import and distribute California wines within China.

RESULTS OF OPERATIONS

The following tables present certain information from the consolidated statement of operations of China Organic Agriculture, Inc. for fiscal years ended December 31, 2008 and 2007.

------------------------------------- ---------------------- ---------------------- ----------------
                                         For the year ended     For the year ended     Percentage
                                           December 31,2008       December 31,2007     Change
------------------------------------- ---------------------- ---------------------- ----------------
Net Sales                                      $112,695,908            $44,500,003     153.25%
------------------------------------- ---------------------- ---------------------- ----------------
Cost of Net Sales                               $87,329,141            $29,382,399     197.22%
------------------------------------- ---------------------- ---------------------- ----------------
Gross Profit                                    $25,366,767            $15,117,604     67.80%
------------------------------------- ---------------------- ---------------------- ----------------
General and Administrative Expense               $1,755,344             $1,556,350     12.79%
------------------------------------- ---------------------- ---------------------- ----------------
Income from operations                          $23,611,423            $13,561,254     74.11%
------------------------------------- ---------------------- ---------------------- ----------------
Gain on debt conversion                          $3,447,556                     --     --
------------------------------------- ---------------------- ---------------------- ----------------
Other income (expense)                           $(104,592)                $70,295     -248.79%
------------------------------------- ---------------------- ---------------------- ----------------
Interest income (expenses)                      $ (541,972)               $(1,631)     33129.43%
------------------------------------- ---------------------- ---------------------- ----------------
Provision for income taxes                    $ (6,975,212)                     --     --
------------------------------------- ---------------------- ---------------------- ----------------
Net Income                                      $20,476,824            $13,492,590     51.76%
------------------------------------- ---------------------- ---------------------- ----------------
Basic weighted average shares                    58,515,437             46,662,749
Diluted weighted average shares                  59,764,345             46,730,345
Total Basic Earnings Per Shares                       $0.35                  $0.29
Total Diluted Earnings Per Shares                     $0.34                  $0.29

Business Segment Information

Set forth below is information relating to the financial performance of the Company's three business segments in 2008 and 2007. Because the sales of ErMaPao decreased significantly in 2008 and expenses related to such sales were borne by our agricultural products segment, in the table below these sales and expenses have been included with those of our agricultural products segment.

                                                   Year ended December 31, 2008
------------------------------ ------------------------- ----------------------- ------------------- --------------- ---------------
                                 Agricultural products     Rice production and     Wine production       Others            Total
                                                               processing
------------------------------ ------------------------- ----------------------- ------------------- --------------- ---------------
Sales, net                                 112,695,908              -                         -                  -      112,695,908
------------------------------ ------------------------- ----------------------- ------------------- --------------- ---------------
Cost of sales                             (87,329,141)              -                         -                  -      (87,329,141)
------------------------------ ------------------------- ----------------------- ------------------- --------------- ---------------
Gross Profit                                25,366,767              -                         -                  -       25,366,767
------------------------------ ------------------------- ----------------------- ------------------- --------------- ---------------
Other operation income                               -              -                   500,000                  -          500,000
------------------------------ ------------------------- ----------------------- ------------------- --------------- ---------------
Income(loss) from operations                29,034,952              -                 (954,232)        (1,168,292)       26,912,428
------------------------------ ------------------------- ----------------------- ------------------- --------------- ---------------

                                                   Year ended December 31, 2007
------------------------------ ------------------------- ----------------------- -------------------- ------------- ----------------
                                 Agricultural products     Rice production and     Wine production       Others            Total
                                                               processing
------------------------------ ------------------------- ----------------------- -------------------- ------------- ----------------
Sales, net                                -                     44,500,003               -                  -            44,500,003
------------------------------ ------------------------- ----------------------- -------------------- ------------- ----------------
Cost of sales                             -                   (29,382,399)               -                  -           (29,382,399)
------------------------------ ------------------------- ----------------------- -------------------- ------------- ----------------
Gross Profit                              -                     15,117,604               -                  -            15,117,604
------------------------------ ------------------------- ----------------------- -------------------- ------------- ----------------
Income from operations                    -                     13,561,254               -                  -            13,561,254
------------------------------ ------------------------- ----------------------- -------------------- ------------- ----------------

Sales for the twelve months ending December 31, 2008 totaled $112,695,908 compared to $44,500,003 for the twelve months ending December 31, 2007. This increase of $68,195,905, or approximately 153%, is attributable to the Company's change of its operational strategy. During 2008, nearly all of the Company's sales were generated by the Company's Agricultural Products Trading segment, reflecting the new initiative of purchasing rice from other rice producers and then reselling this rice to retailers and wholesalers. As the Agricultural Products Trading departments were established in 2008, there were no comparable sales in 2007.

The ErMaPao segment showed a significant decrease in sales of both green and organic rice in 2008, which together declined to $4,536,142 in 2008 as compared to $44,500,003 in fiscal year 2007. This decline reflects the shift of the Company's primary focus to trading opportunities in the agricultural industry, increased competition from other rice producers which resulted in price declines and the fact that the Company only recorded revenue from ErMaPao until September 30th 2008, when it was sold. There was rental income from leasing the properties on Bellisimo Vineyard of $85,666 during fiscal year 2008. As the Bellisimo Vineyard was acquired in February of 2008, there are no comparable figures for 2007. The Company's gross profit for the twelve months ending December 31, 2008 was $25,366,767 (or 22.5% of revenue) compared to $15,117,604 (or 66% of revenue) for the twelve months ending December 31, 2007. The increase in the gross profit in the 2008 period was due to the higher level of sales. The decrease in the gross profit margin is due to the lower profit margin on Ankang's and Dalian Huiming's trading activity, which did not exist in the 2007 period.

ErMaPao's gross profit for the twelve months ending December 31, 2008 was $1,577,893 (or 35% of revenue) compared to $15,117,604 (or 34% of revenue) for the twelve months ending December 31, 2007. The decrease in the gross profit reflects the substantial reduction in ErMaPao's sales.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ending December 31, 2008 totaled $1,755,344 or approximately 1.6% of sales, compared to $1,556,350 or approximately 3.5% of sales for the twelve months ending December 31, 2007. This $198,994 increase is largely due to the amortization of warrant expense recorded in fiscal year 2008 of $280,100 as well as increases in professional fees and expenses for the parent company and Vineyard expenses.

Interest Expense

Interest expenses were $541,972 for fiscal year 2008. These expenses result from the debt incurred to finance the February 2008 acquisition of the Bellisimo Vineyard, which totals about $14.7 million.

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

According to China's new tax policy, the Company no longer benefits from tax exemption. For the twelve months ending December 31, 2008, the Company accrued $6,975,212 in income taxes. The effective tax rates represented by these accruals are significantly higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes.

Net Income (Loss)

Net income was $20,476,824 for the twelve months ending December 31, 2008, compared to net income for $13,492,590 for the twelve months ending December 31, 2007. This increase was due to the rapid expansion in sales of our Ankang segment and Dalian Huiming segment and quarter three and four being the harvest period. The increase in net income reflects the increase of sales revenue and relatively lower increase on selling, general and administrative costs.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operational and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. As of December 31, 2008, cash and cash equivalents were $7,338,817, current assets totaled $54,402,799, and current liabilities were $13,384,016. Working capital at December 31, 2008 was $41,018,783, as compared to 14,241,857 as of December 31, 2007. The components of the $2,358,976 decrease of cash and cash equivalents from $9,697,793 as of December 31, 2007 to $2,620,021as of December 31, 2008 are reflected below.

Cash Flow

NINE MONTHS ENDED SEPTEMBER 30
                                                                                        2008                     2007
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                        $8,633,461               $9,559,590
Net cash used by investing activities                                                   ($25,324,623)            ($852,041)
Net cash provided by financing activities                                               $13,350,038              $364,865
Effects of exchange rates on cash                                                       $982,148                 $316,061
====================================================================================================================================
Net change in cash and cash equivalents                                                 ($2,358,976)             $9,381,732

Net Cash Used by Operating Activities

During the twelve months ended December 31, 2008, we had positive cash flow from operating activities of $8,633,461, primarily attributable to the net income provided by the operation of Dalian Ankang and Daling Huiming. Our cash position also benefitted from an increase in accounts payable of approximately $4,900,000. These positive cash flow factors were partially offset by an increase in accounts receivable of approximately $24,500,000, the existence of consideration receivable of $8,700,000, deposits made for acquisitions of approximately $2,600,000 and advances and loans of approximately $1,800,000.

Net Cash Used in Investing Activities and Financing Activities

The Company used $25,324,623 largely to purchase the Bellisimo Vineyard during the first quarter of 2008, and 60% of Dalian Huiming in the fourth quarter of 2008. In connection with the acquisition of the assets of Bellisimo Vineyard, which amount to $14.6 million, we incurred two debt obligations, the first in the amount of $8,515,000 for which we granted the lender a first lien on the Vineyard's assets. This debt bears interest at an initial rate of 7.7% per annum and is repayable over a period of 20 years. The second obligation is a note payable from a related party (a shareholder) of $6,216,000, which bears 4% annual interest over its five year term, with both principal and interest payable in February, 2013. The Company used approximately $10.6million to purchase the new subsidiary Dalian Huiming.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months. However, we will likely need to raise additional capital in order to fund our acquisitions and any substantive construction projects. We expect to raise those funds through credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. However, there can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors

Item 8. Financial Statements and Supplementary Data.

The financial information required by this item is set forth beginning on page F-1.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The primary deficiency in our disclosure controls and procedures is the result of the lack of experience of our management personnel in China with the rules and regulations of the Securities and Exchange Commission and, more generally, western business procedures, and the failure of our personnel in China to timely communicate with the Company's representatives in the United States. This lack of familiarity has resulted in a number of late filings and in the receipt by the Company of a number of requests for amendments and additional information from the Staff of the Securities and Exchange Commission. As a result of the deficiencies in certain of its filings under the Exchange Act which have not yet been rectified, the Company is not considered to be current in its Exchange Act reporting.

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

Management's Report on Internal Control Over Financial Reporting.

      Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Because of the inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

      Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2008. Material weaknesses identified were the result of the lack of adequate staffing in the Company's accounting department, the lack of familiarity of the Company's accounting staff with the procedures necessary to design and maintain proper internal controls over financial reporting and the inability to integrate the newly acquired business of Dalian Huiming into the Company's financial operating system.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

In evaluating our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2007, and during 2008, our management noted that our disclosure controls and procedures wre not then effective and our internal controls over financial reporting were deficient. During 2008 the Company engaged within the US an individual familiar with the requirements of US Securities laws and accounting regulations. This individual was engaged as a consultant, and coordinated between the Company's Chinese representatives and its counsel and accountants in the United States. He also provided us with procedures intended to heighten management's awareness of the need to comply with US Securities laws and thereby improve our disclosure controls and procedures. This individual is no longer affiliated with our Company and there is no assurance that the procedures he designed for us will be adhered to or will be adequate if we grow.

Except for the items noted herein, there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

                                  CHINA ORGANIC

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Our directors, executive officers and key employees are:

Name                  Age                  Title
Jinsong Li            37                   Chief Executive Officer, Chairman
Weihong Xia           37                   Chief Financial Officer and Secretary
Shujie Wu             38                   Director
Zhouzhe Jin           68                   Director
Jingyong Ma           56                   Director
Guangwu Zhang         75                   Director

The business experience of each director and executive officer of the Company is set forth below.

      Jinsong Li was elected to the position of Chief Executive Officer in late September 2008. He was formerly vice president of Beijing Jingwei Capital Investment Co., Ltd, an investment firm focusing on agricultural companies, where he managed investment projects valued at more than $100 million. Mr. Li previously worked for more than 15 years in various executive roles at a commercial trade company in Shantou and an agricultural products company in Beijing. On October 15, 2008, Mr. Li was elected Chairman of the Company's Board of Directors replacing Huizhi Xiao, who resigned as of that date.

      Weihong Xia holds a Masters Degree in Economics and is a certified public accountant. He most recently served as Chief Financial Officer of Dongfang Tiandu Industrial Investment Company, and as Executive Director and Chief Financial Officer of Tianzifu International Investment Company.

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

      Jingyong Ma is an agricultural specialist and researcher. Since 1970, Mr. Ma has been a lecturer to the graduate students of the Jilin Agricultural Academy, while also conducting research on quality of rice grains, new varieties of rice breeding, and rice grain breeding genetics. Since January 2005, Mr. Ma has been retained by the Company as a rice grain specialist and consultant. Mr. Ma has developed a variety of new species of grains which are of high quality, high production value, and high resistance to disease and blight. Mr. Ma was commended in 1998 for outstanding contributions of young technical professionals in Jilin and was awarded the State Council's "Government's special allowances" in 2001

Guangwu Zhang currently holds the position of Professor of Agriculture at Shandong Agricultural University. As author of over 100 academic papers, he currently holds several national appointments including Vice Committee Chairman of Cultivation Research Committee of The Crop Science Society of China as well as evaluator of the National Natural Science Foundation of China.

Corporate Governance: Board Committees and Independent Directors

We currently have no committees serving the board of Directors. Guangwu Zhang is an independent director under the standards for independent directors established set forth in Regulation S-K. Our Board of Directors did not hold any meetings during 2008, though it did act by Unanimous Written Consent.

Compensation of Directors

The following table sets forth a summary of compensation paid to the Company's directors as of December 31, 2008:

                                            Option    All other
Name                 Fees paid in cash      awards   compensation    Total
-----------------    -----------------      ------   ------------    -----
Shujie Wu            $1,127 / month         $  0         N/A         $13,524
Zhouzhe Jin          $1,127 / month         $  0         N/A         $13,524
Jingyong Ma          $1,127 / month         $  0         N/A         $13,524
Guangwu Zhang        $0/ month              $  0         N/A         $0

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers and directors complied with these reporting requirements with respect to 2008. However, Mr. Xirong Xu, a holder of more than 10% of our common stock, did not do so with regard to sales of such stock in the fourth quarter of 2008. Mr. Xu's sales were reported on Form 5, as later amended, on February 19, 2009.

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to prepare a Code of Ethics in the near future.

Item 11. Executive Compensation.

      The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, our principal executive officer for services provided in all capacities to us and our subsidiaries for the fiscal year ended December 31, 2008, and the amounts awarded to, earned by, or paid to that individual for the fiscal year ended December 31, 2006. No other executive officer or former executive officer received more than $100,000 in compensation for the fiscal year ended December 31, 2008.

                                                     Summary Compensation Table
                                                                                           Change in pension
                                                                                               value and
                                                                                             nonqualified
                                                                             Non-equity        deferred
    Name and                                    Stock                      incentive plan    compensation      All other
   principal                Salary     Bonus     awards    Option awards    compensation       earnings       compensation    Total
    position       Year      ($)        ($)        ($)          ($)             ($)               ($)             ($)          ($)
------------------------------------------------------------------------------------------------------------------------------------
       (a)          (b)      (c)        (d)        (e)          (f)             (g)               (h)             (i)          (j)
------------------------------------------------------------------------------------------------------------------------------------
Jinsong Li        2008     $2,500       N/A        N/A          N/A             N/A               N/A             N/A        $2,500
------------------------------------------------------------------------------------------------------------------------------------
Changqing Xu      2008     $7500        N/A        N/A          N/A             N/A               N/A             N/A        $7,500
CEO
------------------------------------------------------------------------------------------------------------------------------------
Changqing Xu      2007     $8,000       N/A        N/A          N/A             N/A               N/A             N/A        $8,000
CEO
------------------------------------------------------------------------------------------------------------------------------------
Weihong Xia       2008     $  833       N/A        N/A          N/A             N/A               N/A             N/A        $  833
------------------------------------------------------------------------------------------------------------------------------------
Xuefeng Guo       2008     $9,163       N/A        N/A          N/A             N/A               N/A             N/A        $9,163
CFO & Secretary
------------------------------------------------------------------------------------------------------------------------------------
Xuefeng Guo       2007     $8,000       N/A        N/A          N/A             N/A               N/A             N/A        $8,000
CFO & Secretary
------------------------------------------------------------------------------------------------------------------------------------
Huizhi Xiao       2008     $7,000       N/A        N/A          N/A             N/A               N/A             N/A        $7,000
Chairman
------------------------------------------------------------------------------------------------------------------------------------
Huizhi Xiao       2007     $ 8,000      N/A        N/A          N/A             N/A               N/A             N/A        $8,000
Chairman
------------------------------------------------------------------------------------------------------------------------------------

(1) Outstanding Equity Awards at Fiscal Year-End

      We did not grant options, or make stock awards, to any of our executive officers in 2007, nor were any outstanding as of December 31, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 13, 2009 concerning the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. As of April 13, 2009, we had outstanding 73,157,232 shares of common stock. Under SEC rules, a person is deemed to be the beneficial owner of securities that he may acquire within 60 days upon the exercise of warrants or options, or conversion or exchange of other of our securities. The percent of common stock owned by each beneficial owner is determined assuming the acquisition by him (but not any other beneficial owner) of all shares he may acquire within 60 days upon exercise, conversion of exchange of all derivative securities. Except as otherwise indicated, the address for each beneficial owner is c/o the Company.

                                                                     Number of Shares      Percentage of
                                     Name and Address                   of Common             Common
Title of Class                      of Beneficial Owner                  Stock(1)            Stock(1)
--------------------------------------------------------------------------------------------------------
DIRECTORS AND OFFICERS
--------------------------------------------------------------------------------------------------------
Common Stock              CEO - Jinsong Li                                 500,000             0.6%
                          Dalian Baoshui District, Yuandong
                          Plaza #710 Dalian City Liaoning
                          Province PRC

5% SHAREHOLDERS
--------------------------------------------------------------------------------------------------------
Common Stock              Xirong Xu                                     20,282,353            27.7%
                          No 1187 - 18 Huangshi Road Port of
                          Huangshi District Huangshi City,Hubei
                          Province China
--------------------------------------------------------------------------------------------------------
Common Stock              First Capital Limited - CEO Xirong Xu          3,326,103             4.5%
                          No. 2804 P.O. Box, George Town, Grand
                          Cayman, KY1-1112, Cayman Islands

Item 13. Certain Relationships and Related Transactions.

In February 2008 the Company purchased the Bellisimo Vineyard. This was in part financed by funding from Xirong Xu, a shareholder, in the amount of $6,216,000.

On September 4, 2008, China Organic Agriculture, Inc. (the "Company") issued 18,282,353 shares, representing approximately 25%, of its outstanding common stock, to Xirong Xu in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard in February 2008.

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

Item 14. Principal Accounting Fees and Services.

      During fiscal year 2008 and fiscal year 2007, the aggregate fees which we paid to or were billed by Morgenstern, Svoboda & Baer CPAs, PC for professional services were as follows:

                                                  Fiscal Year Ended December 31,
                                                     2008                2007
                                                     ----                ----
Audit Fees (1)                                     $21,000             $122,522
Audit-Related Fees (2)                             $22,500             $ 32,146

   (3) All Other Fees                                 *                   *

(1) Fees for services to perform an audit or review in accordance with generally accepted auditing standards and services that generally only our independent registered public accounting firm can reasonably provide, such as the audit of our consolidated financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory engagements.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

                                  Exhibit Index

Exhibit No.                       Description
----------- ----------------------------------------------------------------

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

4.1 Warrants, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.1 Stock Purchase Agreement by and between Edward Lynch and Xia Wu, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 26, 2007.

10.2 Agreement and Plan of Merger by and among Registrant, INEL Merger Sub, Inc., China Organic Agriculture Limited, ("COA"), and the shareholders of COA, incorporated herein by reference to Exhibit
            10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2007.

10.3 Form of Standby Equity Distribution Agreement between Registrant, and each of the investors set forth on the signature page, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2007.

10.4 Agricultural Partnership Agreement between Registrant and Xinmiao Grain Depot, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 16, 2007.

10.5 Agriculture Processing Partnership Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant and Wukeshu Grain Depot, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August 8, 2007.

10.6 Retailing Agreement between ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant and Changchun City Huaxing Foods Ltd., incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 4, 2007.

10.7 Retailing Agreement between ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant and Songyuan City Grain and Oil Company, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 9, 2007.

10.8 Cooperation Agreement between Registrant and Jilin Agriculture University, incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.9 Agricultural Partnership Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Xinmiao Grain Depot, incorporated herein by reference to Exhibit
            10.2 to the Registrant's Registration Statement on Form 10-12G filed on February 13,2008.

10.10 Agriculture Processing Partnership Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Wukeshu Grain Depot, incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.11 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Changchun City Huaxing Foods Limited, incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.12 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Songyuan City Ningjian District Shunda Grain and Oil Company, incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.13 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Changchun City Qinghai Grain and Oil Company, incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.14 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Songyuan City Ningjian District Shunda Grain and Oil Company, incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.15 2007 Ermapao Products Retail Agreement between Songyuan City ErMaPao Green Rice Limited, a wholly-owned subsidiary of the Registrant, and Songyuan City Tongda Grain and Oil Company, incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form 10-12G filed on February 13, 2008.

10.16 Promissory Note dated February 25, 2008 between China Organic Agriculture,Inc. and Mr. Xi Rong Xu, incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2008.

10.17 Promissory Note dated February 28, 2008 between Transamerica Life Insurance Company and China Organic Agriculture, Inc, incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2008.

10.18 Agreements regarding the February 29, 2008 purchase of Bellisimo Vineyard, incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed on March 31, 2008.

10.19 Share Purchase Agreement of September 29, 2008, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2008.

10.20 Stock Transfer Agreement of October 1, 2008, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2008.

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


                                CHINA ORGANIC AGRICULTURE, INC.
Dated: April 14, 2009
                                By: /s/ Jinsong Li
                                    ----------------------------------------
                                    Jinsong Li
                                    Chief Executive Officer
                                    (principal executive officer)


                                By: /s/ Weihong Xia
                                    ----------------------------------------
                                    Weihong Xia
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 14, 2009 in the capacities indicated.


Signature                           Title

/s/ Jinsong Li
-----------------                   Chairman and Director
Jinsong Li

/s/ Weihong Xia
-----------------                   Chief Financial Officer
Weihong Xia

/s/Guangwu Zhang
-----------------                   Director
Guangwu Zhang

/s/ Shuje Wu
-----------------                   Director
Shujie Wu

/s/ Zhouzhe Jin
-----------------                   Director
Zhouzhe Jin

/s/ Jingyong Ma
-----------------                   Director
Jingyong Ma

                         CHINA ORGANIC AGRICULTURE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

                                TABLE OF CONTENTS

Item 1. Report of Independent Registered Public Accounting Firm              F-2

Item 2. Consolidated Balance Sheets                                          F-3

Item 3. Consolidated Statements of Income                                    F-4

Item 4. Consolidated Statements of Cash Flows                                F-5

Item 5. Consolidated Statements of Stockholders' Equity                      F-6

Item 6. Notes to Consolidated Financial Statements                    F-7 - F-19

MORGENSTERN,SVOBODA & BAER, CPA's, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-Mail: msbcpas@gmail.com

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have audited the accompanying consolidated balance sheets of China Organic Agriculture, Inc. as of December 31, 2008 and 2007, and the related consolidated statement of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2008. China Organic Agriculture, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Organic Agriculture, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.





/s/ Morgenstern, Svoboda & Baer, CPA's PC
Certified Public Accountants


New York, NY
April 6, 2009

Item 2. Consolidated Balance Sheets

                         CHINA ORGANIC AGRICULTURE, INC.
                           CONSOLIDATED BALANCE SHEET
                     DECEMBER 31, 2008 AND DECEMBER 31, 2007

                                        Assets                                            12/31/2008     12/31/2007
                                                                                           (Audited)      (Audited)
                                    Current Assets
Cash and cash equivalents                                                                $ 7,338,817    $ 9,697,793
Accounts receivable, net                                                                  26,448,294      1,924,080
Inventory                                                                                  4,492,892      3,176,034
Acquisition deposit                                                                        2,617,952             --
Consideration receivable                                                                   8,700,000             --
Trade deposit                                                                              2,832,507         42,420
Advances loans                                                                             1,846,041             --
Other receivables and prepayments                                                            126,296        312,590
                                                                                         -----------    -----------
Total Current Assets                                                                      54,402,799     15,152,917
                                                                                         -----------    -----------
Goodwill                                                                                   4,617,521             --
Property, plant & equipment, net                                                          14,521,452      1,505,783
Mortgage costs - net                                                                         143,788             --
Intangibles, net                                                                           1,056,000      3,304,776
                                                                                         -----------    -----------
Total Assets                                                                             $74,741,560    $19,963,476
                                                                                         ===========    ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Mortgages payable - current                                                              $   198,854    $        --
Short term loan                                                                            1,170,515             --
Accounts payable and accrued expenses                                                      5,048,054        170,528
Due to related party                                                                       3,630,842        364,865
Taxes payable                                                                              3,335,751        375,667
                                                                                         -----------    -----------
Total Current Liabilities                                                                 13,384,016        911,060
                                                                                         -----------    -----------

                                                                                         -----------    -----------
Long-term debt-Mortgages payable                                                           8,161,705             --
                                                                                         -----------    -----------

Total Liabilities                                                                         21,545,721        911,060
Minority interest                                                                          4,684,435             --
Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares authorized, none                   --             --
outstanding
Common stock,  par value, "nil" 1,000,000,000 shares authorized,  73,157,232 and
51,548,776 issued and outstanding for the period as at December 31, 2008 and December
31, 2007 respectively                                                                      7,648,410        733,704
Additional paid in capital                                                                   597,209        420,525
Statutory reserves                                                                         1,423,933        824,168
Other comprehensive income                                                                 2,814,743        602,498
Retained earnings                                                                         36,027,109     16,471,521
                                                                                         -----------    -----------
Total Stockholders' Equity                                                                48,511,404     19,052,416
                                                                                         -----------    -----------
Total Liabilities and Stockholders' Equity                                               $74,741,560    $19,963,476
                                                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements.

Item 3. Consolidated Statements of Income

                         CHINA ORGANIC AGRICULTURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Audited)

                                                                  YEAR ENDED DECEMBER 31
                                                         -----------------------------------------
                                                                2008                   2007
Sales                                                    $      112,695,908     $               --
Cost of sales                                                   (87,329,141)                    --
                                                         ------------------     ------------------
Gross profit                                                     25,366,767                     --

Selling, general and administrative expenses                     (1,755,344)                    --
                                                         ------------------     ------------------
Income from operations                                           23,611,423                     --

Gain on debt conversion                                           3,447,556                     --
Other operation income                                              500,000                     --
Other income(expenses)                                             (104,592)                    --
Interest expense                                                   (541,972)                    --
Interest income                                                          13                     --
                                                         ------------------     ------------------
Income before income taxes from continuing operations            26,912,428                     --

Provision for income taxes                                       (6,975,212)                    --
Minority interest                                                (1,328,623)                    --
                                                         ------------------     ------------------
Net income from continuing operations                            18,608,593                     --
Discontinued operations, net of tax
    Income from ErMaPao,net of tax                                  934,037             13,492,590
    Income due to disposal of ErMaPao, net of tax                   934,194                     --
                                                         ------------------     ------------------
Net income from discontinued operations                           1,868,231             13,492,590
                                                         ------------------     ------------------
Net Income                                               $       20,476,824     $       13,492,590
                                                         ==================     ==================
Basic weighted average shares                                    58,515,437             46,662,749
Diluted weighted average shares                                  59,764,345             46,730,345
                                                         ==================     ==================
Earnings per share of common stock:
Basic Earnings Per Share
     Income from Continuing Operations                                 0.32                     --
     Income from Discontinued Operations                               0.03                   0.29
                                                         ------------------     ------------------
Total Basic Earnings Per Shares                          $             0.35     $             0.29
                                                         ==================     ==================
Diluted Earnings Per Shares
     Income from Continuing Operations                                 0.31                     --
     Income from Discontinued Operations                               0.03                   0.29
                                                         ------------------     ------------------
Total Diluted Earnings Per Shares                        $             0.34     $             0.29
                                                         ==================     ==================
Other Comprehensive Income
Net Income                                               $       20,476,824     $       13,492,590
     Foreign Currency
     Translation Adjustment                                       2,212,245                537,361
                                                         ------------------     ------------------
Net Comprehensive Income                                 $       22,689,469     $       14,029,951
                                                         ==================     ==================

   The accompanying notes are an integral part of these financial statements.

Item 4. Consolidated Statements of Cash Flows

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Audited)

                                                                    YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                    2008             2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continued operations                            $ 18,608,593     $ 13,492,590
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from discontinued operations                            1,868,231
  Gain on sale of subsidiaries                                      (934,194)              --
  Gain of debt conversion                                         (3,447,556)              --
  Stock based compensation                                           157,127          420,525
  Minority interest                                                4,684,435
  Depreciation and amortization                                      214,873          207,430
(Increase) / decrease in assets:
  Accounts receivables                                           (14,789,417)      (1,029,630)
  Inventory                                                        4,353,306       (2,616,994)
  Trade deposit                                                    2,790,087          (40,982)
  Advance loans                                                    1,846,041               --
  Other receivable and prepayment                                 (7,563,526)        (302,854)
Increase / (decrease) in current liabilities:
  Accounts payable and accrued expenses                            1,214,246         (880,005)
  Due to related party                                            (2,747,790)              --
  Taxes payable                                                    2,379,005          309,510
                                                                ------------     ------------
Net cash (used) by operating activities                            8,633,461        9,559,590
                                                                ------------     ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Cash paid for the acquisition of subsidiary                    (10,642,609)              --
  Purchase of property & equipment                               (14,682,014)        (852,041)
                                                                ------------     ------------
Net cash (used) by investing activities                          (25,324,623)        (852,041)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING  ACTIVITIES
Mortgage payable (net of mortgage costs and repayments)            8,210,521               --
Proceeds of sale, net of cash sold                                (3,876,483)              --
Due to related parties                                             9,016,000          364,865
                                                                ------------     ------------
Net cash provided by Financing Activities                         13,350,038          364,865
                                                                ------------     ------------

Effect of exchange rate changes on cash and cash equivalents         982,148          309,318
                                                                ------------     ------------
Net change in cash and cash equivalents                           (2,358,976)       9,381,732
                                                                ------------     ------------

Cash and cash equivalents, beginning balance                       9,697,793          316,061
                                                                ------------     ------------
Cash and cash equivalents, ending balance                       $  7,338,817     $  9,697,793
                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Audited)

                                                       YEAR ENDED DECEMBER 31
                                                       2008             2007
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Income tax payments                              $  3,977,228               --
                                                   ------------     ------------
  Interest payments                                $    551,377               --
                                                   ------------     ------------

Non Cash Transaction
Debt converted to equity                           $  6,216,000               --

Selling price                                         8,700,000               --
FMV Assets Sold, net of cash sold                    (9,757,877)              --
                                                   ------------     ------------
Cash                                               $ (1,057,877)              --
                                                   ------------     ------------

Purchase of Goodwill                                 (4,617,521)              --
Purchase of intangible assets                        (1,100,000)              --
Fair value of asset acquired                         (4,925,088)              --
                                                   ------------     ------------
Cash paid for acquisition                           (10,642,609)              --
                                                   ------------     ------------

Item 5. Consolidated Statements of Stockholders' Equity

                         CHINA ORGANIC AGRICULTURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEAR ENDED DECEMBER 31, 2008 (Audited)

                                                          Additional Paid
                                      Common Stock          In Capital-                      Other
                                 Number of                 contribution     Statutory    Comprehensive  Retained
                                  Shares        Amount     from warrants    Reserves        Income      Earnings      Total Equity
                               ------------  ------------  ------------   ------------   ------------  ------------   ------------
Balance December 31, 2007        51,548,776  $    733,704  $    420,525   $    824,168   $    602,498  $ 16,471,521   $ 19,052,416
                               ============  ============  ============   ============   ============  ============   ============
Foreign currency translation
adjustments                              --            --            --             --      2,212,245            --      2,212,245
Debt conversion                  21,608,456     6,914,706            --             --             --            --      6,914,706
Acquisition of Huimin                    --            --        (1,304)       502,697             --            --        501,393
Reserves accrued in Huimin               --            --            --        921,236             --      (921,236)            --
Additional PIC from Xinbin               --            --        20,861             --             --            --         20,861
Net income for the year ended
12/31/2008                               --            --            --       (824,168)            --    20,476,824     19,652,656
Stock based compensation                 --            --       157,127             --             --            --        157,127
                               ------------  ------------  ------------   ------------   ------------  ------------   ------------
Balance DECEMBER 31, 2008        73,157,232     7,648,410       597,209      1,423,933      2,814,743    36,027,109     48,511,404
                               ============  ============  ============   ============   ============  ============   ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc.) ("IESI") was incorporated on August 5, 2005, in the state of Florida. The Company has seven subsidiaries as at December 31, 2008. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Far East Wine Holding Group Ltd. ("FEW") was incorporated on June 10, 2008 under the laws of the British Virgin Islands. CNOA owned 100% of COA and FEW. Ankang Agriculture (Dalian) Co., Ltd ("Ankang Dalian") was founded in January 2008 under the laws of the People's Republic of China. It is owned 100% by Hong Kong Ankang Investments Co., Ltd ("HK Ankang"). COA owns 100% of HK Ankang.

On 28 Nov, 2008, Xinbin Manchu Autonomous County Bellissimo Ice Wine Co., Ltd (Ice Wine) was incorporated under the laws of the People's Republic of China. Ankang Dalian holds 60% shareholding of Ice Wine.

On October 31, 2008, the Company completed the acquisition 100% shareholding of Princeton International Investment Ltd "(Princeton"), which owned 60% shareholding of Dalian Huiming Industry Ltd("Dalian Huiming"). Huiming was incorporated on July 31, 2001 under the laws of the People's Republic of China. And Princeton was incorporated on April 14, 2008 under the laws of Hong Kong.

On September 25, 2008, the Company entered into a Share Purchase Agreement with Bothven Investments Ltd related to the sale of its subsidiary, Jilin Songyuan City Ermapao Green Rice Ltd ("ErMaPao") for US$8.7 million. The sale was completed on October 7, 2008 with effective date of September 30, 2008.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of December 31, 2008 and 2007, and for the period then ended.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of December 31, 2008 and December 31, 2007, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the Chinese Yuan Renminbi as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

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

Principals of consolidation

The consolidated financial statements include the accounts of China Organic Agriculture, Inc, and its subsidiaries: China Organic Agriculture, Ltd., Far East Wine Holding Group Ltd, Hong Kong Ankang Investment Co., Ltd, Princeton International Investment Ltd, Jilin Songyuan City Ermapao Green Rice Ltd., Ankang Agriculture (Dalian) Co., Ltd., Dalian Huiming Industry Ltd and Xinbin Manchu Autonomous County Bellissimo Ice Wine Co., Ltd collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain amounts in the 2007 financial statements were reclassified to conform to the 2008 presentation

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

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. There were doubtful accounts in the amount of $12,143 and $0 as of December 31, 2008 and December 31, 2007, respectively.

                        CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. As of December 31, 2008 and December 31, 2007 inventory consisted of finished goods valued at 4,492,892 and $1,212,104 respectively. Raw material inventories as of December 31, 2008 and December 31, 2007 are valued at $0 and $ 1,963,930, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the preparation of the raw rice into the finished product.

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

         Real property                                20-40 years
         Machinery & equipment                         5-10 years
         Transportation equipment                       5 years

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142"), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of SFAS No. 142, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carry amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairments test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 11, Acquisition, for additional information regarding goodwill.

                        CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

In October 2005, the Company purchased land rights which expire in 2032. These intangible assets are amortized using the straight-line method over the term of the land rights. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. These rights were transferred to new ownership with the sale of ErMapao.

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008, there were no significant impairments of its long-lived assets.

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

Other Income

Other income includes $500,000 based on a sales agency agreement between Far East Wine Holding Group, LTD and Red Wine Saga Company, LTD. Far East gives Red Wine the authority to sell the Bellisimo brand red wine in Asia. The agreement extends from October 1, 2008 through September 30, 2011 for $6,000,000.

                        CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of warrants outstanding as of December 31, 2008 is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has three segments. Ankang and Huiming is the segment for the trading of agricultural products; ErMaPao is the one for rice production and processing; and Bellisimo Vineyard is the segment for wine production.

                                             Year ended December 31, 2008

                              Agricultural    Rice production and          Wine
                                products          processing            production           Others         Total
Sales, net                   112,695,908                 --                 --                 --        112,695,908
Cost of sales                (87,329,141)                --                 --                 --        (87,329,141)
Gross Profit                  25,366,767                 --                 --                 --         25,366,767
Other operation income                --                 --            500,000                 --            500,000
Income(loss) from
operations                    29,034,952                 --           (954,232)        (1,168,292)        26,912,428
Total assets                  59,400,487                 --         15,341,073                 --         74,741,560

                                             Year ended December 31, 2007

                              Agricultural    Rice production and          Wine
                                products          processing            production           Others         Total
Sales, net                            --         44,500,003                 --                 --         44,500,003
Cost of sales                         --        (29,382,399)                --                 --        (29,382,399)
Gross Profit                          --         15,117,604                 --                 --         15,117,604
Income from operations                --         13,561,254                 --                 --         13,561,254
Total assets                          --         19,963,476                 --                 --         19,963,476

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 4 - PROPERTY, PLANT & EQUIPMENT

As of December 31, 2008 and December 31, 2007, Property, plant & equipment consisted of the following:

                                                    12/31/2008       12/31/2007

Construction in progress                          $         --     $    793,557

Land                                                 7,040,992               --

Real property                                        7,489,233          579,989

Machinery & equipment                                  155,850          285,959

Transportation equipment                                    --           61,302
                                                  ------------     ------------


Total                                               14,686,075        1,720,807

Accumulated depreciation                              (164,623)        (215,024)
                                                  ------------     ------------

Net book value                                    $ 14,521,452     $  1,505,783
                                                  ============     ============

During the year ending December 31, 2008 and December 31, 2007, depreciation expense was $164,623 and $68,986, respectively.

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
                                                                     ===========

Pursuant to the criteria as set forth in EITF 98-3, Paragraph 6 and Article 11-01 of Regulation S-X, Paragraph (d)(1) & (d)(2), the Company has determined to treat this purchase as an acquisition of real estate.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 5 - INTANGIBLE ASSETS

a) Land use right

As of December 31, 2008 and December 31, 2007, land use right consisted of the following:

                                                      12/31/2008     12/31/2007

Purchased land rights                                $        --    $ 3,613,293
Accumulated amortization                                      --       (308,517)
                                                     -----------    -----------

Intangible assets                                    $        --    $ 3,304,776
                                                     ===========    ===========

During the year ending December 31, 2008 and December 31, 2007, amortization expense was $0 and $139,444, respectively.

b) Identified intangible assets

As of December 31, 2008 and December 31, 2007, identified intangible assets consisted of the following:

                                                      12/31/2008      12/31/2007

Customer relationship                                $ 1,100,000     $        --
Accumulated amortization                                 (44,000)             --
                                                     -----------     -----------

Intangible assets                                    $ 1,056,000     $        --
                                                     ===========     ===========

During the year ending December 31, 2008 and December 31, 2007, amortization expense was $44,000 and $0, respectively.

Future amortization summary as following:

2009                        176,000
2010                        176,000
2011                        176,000
2012                        176,000
2013                        176,000
Thereafter                  176,000

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 6 - TRADE DEPOSITS AND ADVANCES LOANS

Trade deposits represents amount held by suppliers as deposits. As of December 31, 2008 and 2007 the Company had paid $2,832,507 and $42,420 as trade deposits respectively.

The Company has entered into a co-operation agreement with two unrelated companies, to assist that company in their business development by participating in that business operations and providing working capital funding. As of December 31, 2008 and 2007 the Company has advanced these companies $1,846,041 and $0 respectively.

Note 7 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 8 - DUE TO RELATED PARTIES

The Company has become indebted to a related party for advance made to third parties on behalf of the Company. As of December 31, 2008 and December 31, 2007 the Company owed $830,842 and $364,865 respectively to such stockholder. The amount is also evidenced by a non-interest bearing promissory note payable upon demand. The Company also owes $2,800,000 from two affiliates of a shareholder which is payable on demand.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 9 - MORTGAGES PAYABLE

As discussed in Note 3, in February 2008 the Company purchased the assets of the Bellisimo Vineyard. This was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 years term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of December 31, 2008 were $8,161,705 and $ 198,854, respectively.

Note 10 - NOTE PAYABLE - RELATED PARTY

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

Note 11 - INCOME TAXES

The Company is governed by the Income Tax Laws of the People's Republic of China ("PRC"). Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became potentially liable for income taxes at the 25% rate. However, the Company believes that it may be exempt from this tax based upon its continued involvement in the abovementioned employment program, and has applied for the exemption. As of the date hereof, no decision has been received regarding this application. The Company is thus accruing taxes at the starting rate and intends to pay the tax on its earnings, with the expectation that any payments would be refunded if the Company is eventually allowed the exemption.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 12 - ACQUISITION

Pursuant to a share purchase agreement, the Company acquired 60% of the outstanding shares of Dalian Huiming Industry Ltd. ("FTZ"). Pursuant to the agreement, in consideration of an aggregate of $10,642,609, each of the shareholders will assign to the Company 60% of his or its shares of FTZ. To facilitate the acquisition, the 60% of the shares of FTZ to be acquired by the Company were assigned to Princeton International Investment Ltd., a holding company which has engaged in no operations other than ownership of share of FTZ.

Operational control of Princeton International and FTZ passed to the Company effective October 1, 2008. The aggregate of approximately $10.6million includes the cost of net assets and goodwill purchased.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

      Cash acquired                                            $ 3,148,940
      Accounts receivable                                        8,806,935
      Inventory                                                  5,419,932
      Loans from related parties                                   438,884
      Property Plant & Equipment                                     4,061
      Other assets                                                   8,213
      Goodwill                                                   4,617,521
      Identifiable Intangible Asset                              1,100,000
                                                               -----------
      Total assets acquired                                     23,544,486
      Liabilities assumed
      Accounts & Income taxes payable                            4,100,530
      Loans to related parties                                   4,344,642
      Notes payable                                              1,173,313
      Minority interest                                          3,283,392
                                                               -----------
      TOTAL                                                    $10,642,609
                                                               ===========

The excess of purchase price over tangible assets acquired and liabilities assumed of $4,617,521 was recorded as goodwill. Identifiable intangible assets valued at $1,100,000 existed under the contractual-legal or the separability criterion as required under SFAS 141.

Note 13 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $41,460 for the year ended December 31, 2008. The Company has no future minimum obligations as of December 31, 2008.

Note 14 - STATUTORY RESERVE

Upon approval from the Board of Directors of Dalian Huiming, the statutory reserve can be used to offset accumulated losses or to increase capital. As of December 31, 2008, the Company had allocated $921,236 to these non-distributable reserve funds. As of December 31, 2007, the statutory reserve fund had exceeded 50% of registered capital and thus no further allocation is required.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 15 - Concentrations

The Company had two customers who accounted for more than 80% of revenues during the year ended December 31, 2008. Two customers accounted for more than 43% of the Company's accounts receivable at December 31, 2008.

Five vendors accounted for almost 82% of accounts payable at December 31, 2008. Three vendors accounted for almost 89% of the Company's purchases for the period ending December 31, 2008.

Note 16 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company's stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. Based on the EITF 96-18, this consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract, and the related expense for the year ended December 31, 2008 is $280,100.

Warrants Outstanding as of December 31, 2008

      ------------------------------- --------------- ---------------------
                                           Total        Exercise Price ($)
      ------------------------------- --------------- ---------------------
      Outstanding, December 31, 2007         350,000                  1.50
      ------------------------------- --------------- ---------------------
      Granted on February 6, 2008          1,000,000                  1.39
      ------------------------------- --------------- ---------------------
      Exercised in 2007                           --
      ------------------------------- --------------- ---------------------
      Outstanding, December 31, 2008       1,350,000           $1.39-$1.50
      ------------------------------- --------------- ---------------------

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 17 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months ending December 31, 2008 and December 31, 2007.

                                                Year ended December 31
                                            ------------------------------
                                                 2008             2007

Continued operating income                     18,608,593               --
Discontinued operating income                   1,868,231       13,492,590
Weighted average shares outstanding:
  Basic                                        58,515,437       46,662,749
Effect of dilutive securities:
  Warrants and options                          1,248,908           67,596
                                            -------------    -------------
  Diluted                                      59,764,345       46,730,345
Basic Earnings Per Share:
     Income from Continuing Operations               0.32               --
     Income from Discontinued Operations             0.03             0.29
                                            -------------    -------------
Total Basic Earnings Per Share                       0.35             0.29
                                            =============    =============
Diluted Earnings Per Share:
     Income from Continuing Operations               0.31               --
     Income from Discontinued Operations             0.03             0.29
                                            -------------    -------------
Total Diluted Earnings Per Share                     0.34             0.29
                                            =============    =============

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

Note 18 - DISCONTINUED OPERATIONS

On September 30, 2008, the Company entered into a Stock Transfer Agreement with Bothven Investments Limited ("Bothven"), pursuant to which the Company agreed to sell to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"), for consideration of US $8,700,000. The sale was completed on October 7, 2008, although it has an effective date of September 30, 2008. As at December 31, 2008, the Company has received $0 from Bothven.

Per FASB 144, Ermapao & Yutian are presented as discontinued operations in the income statement and cash flows.

Note 19 - SUBSEQUENT EVENT

On March 18, 2009, Bothven signed the extension payment agreement with the Company and Bothven will pay the consideration of US $8,700,000 by 3 installments (ie 30% in July 2009, 30% in September 2009 and 40% in October
2009) before December 31, 2009