Form 10-K/A
period 2007-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2009-04-29
CIK 1337826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT No. 4 TO
                                    FORM 10-K


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


DOCUMENTS INCORPORATED BY REFERENCE: None

                                EXPLANATORY NOTE

This amendment No. 4 to the Company's Report on Form 10-K for the year ended December 31, 2007 is being filed to supplement the disclosures contained in
Section 9A (T), and to supplement its discussion of the Company's disclosure controls and procedures. Other than these changes and certain conforming changes, no other changes have been made to Amendment No. 3 as filed on January 16, 2009.

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

On October 31, 2008, the Company closed its acquisition of 60% of the outstanding shares of Dalian Baoshui District Huiming Trading Limited ("FTZ") for $10,600,000. FTZ was founded in 2001 and is headquartered in the Dalian Free Trade Zone, located in Dalian City Liaoning Province, China. FTZ has 38 employees and is engaged in grain purchasing, international and domestic trading, wholesale sales and food delivery logistic services. FTZ's activities are primarily focused on soybeans, corn and cereal crops, which are major products of the provinces located in Northeastern China. Most of FTZ's sales are to other distributors or industrial users of agricultural products and it distributes its products in many regions of China, including Liaoning Province, Jiling Province, Heilongjiang Province, Sichuan Province, Fujian Province and the cities of Beijing and Shanghai. For fiscal year 2007, FTZ's revenue was $42 million and its net income was $2.7 million, representing substantial increases from fiscal 2006, when its revenues were $24.5 million and its net income was $0.5 million.

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

In connection with the acquisition for $14,750,000 of the Bellisimo Vineyard on February 29, 2008 we incurred debt in the amount of $8,515,000 for which we granted the lender a first lien on the Winery. This debt bears interest at an initial rate of 7.7% per annum and is repayable in varying monthly payments over a period of 20 years. In addition, we received funding from a related party (shareholder) of an additional $6,216,000 used to purchase the Winery, at 4% interest over a five year term.


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

a)    Evaluation of disclosure and controls and procedures

Based on their evaluation of the Company's controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007. Our disclosure controls and procedures were not effective as of December 31, 2007, as a result of the lack of familiarity of our management in China with the requirements of US Securities laws. This lack of familiarity was highlighted in March 2008 when senior management first advised our US representatives involved in preparing our reports to the Securities and Exchange Commission of the purchase in February 2008 of the Bellisimo Vineyard. This information was first given to counsel well after the time for filing a Current Report on Form 8-K to report the acquisition had expired.

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


                                        CHINA ORGANIC AGRICULTURE, INC.
Dated: April 27, 2009

                                                   By: /s/ Jinsong Li
                                                       -------------------------
                                                   Jinsong Li
                                                   Chief Executive Officer
                                                   (principal executive officer)


                                                   By: /s/ Weihong Xia
                                                       -------------------------
                                                   Weihong Xia
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 27, 2009 in the capacities indicated.


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