Form 10-Q/A
period 2008-09-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2009-04-29
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-Q

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

                                EXPLANATORY NOTE

This amendment No. 2 to the Company's Report on Form 10-Q for the period ended September 30, 2008 is being filed to include, in the Company's Financial Statements and the Notes thereto, further information regarding the Company's 2008 sale of its subsidiary Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao"), and to supply corrected certifications.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements.................................   3

Consolidated Balance Sheet as of September 30, 2008 (unaudited) ............   4

Consolidated Statement of Income for the three month periods ended
September 30, 2008 (unaudited) and September 30, 2007 (unaudited) ..........   5

Consolidated Statement of Cash Flow for the three month periods ended
September 30, 2008 (unaudited) and September 30, 2007 (unaudited) ..........   6

Consolidated Statement of Stockholder Equity for the nine months ended
September 30, 2008 .........................................................   8

Notes to Condensed Consolidated Financial Statements .......................   9

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations ..................................................  23

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......  29

Item 4T.  Controls and Procedures ..........................................  30

PART II.  OTHER INFORMATION

Item 1A           Risk Factors .............................................  31
Item 2            Unregistered Sales of Equity Securities ..................  31
Item 6.           Exhibits .................................................  31

SIGNATURES .................................................................  32

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


/s/ Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
November 4, 2008

                         CHINA ORGANIC AGRICULTURE, INC.
                           CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

                                     Assets                        9/30/2008      12/31/2007
                                                                  (Unaudited)      (Audited)
                                 Current Assets
Cash and cash equivalents                                         $ 1,562,144    $ 9,697,793
Accounts receivable, net                                           46,080,401      1,924,080
Inventory                                                                  --      3,176,034
Acquisition deposits                                               13,260,561             --
Consideration receivable                                            8,700,000             --
Other receivables and prepayments                                   2,163,317        355,010
                                                                  -----------    -----------
Total Current Assets                                               71,766,423     15,152,917
                                                                  -----------    -----------
Property, plant & equipment, net                                   14,453,360      1,505,783
Mortgage costs - net                                                  145,663             --
Intangibles, net                                                           --      3,304,776
                                                                  -----------    -----------
Total Assets                                                      $86,365,446    $19,963,476
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Mortgages payable - current                                       $   195,075    $        --
Accounts payable and accrued expenses                              33,652,592        431,388
Due to related party                                                3,359,505        364,865
Taxes payable                                                       3,335,751        114,807
                                                                  -----------    -----------
Total Current Liabilities                                          40,542,923        911,060
                                                                  -----------    -----------
Long Term Debt
Mortgages payable - net of current                                  8,212,858             --
Note Payable - related party                                               --             --
                                                                  -----------    -----------
Total Long-term debt                                                8,212,858             --
                                                                  -----------    -----------

Total Liabilities                                                  48,755,781        911,060

Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares
authorized, none outstanding                                               --             --

Common stock, par value, "nil" 1,000,000,000 shares
authorized, 73,157,232 and 51,548,776 issued and outstanding for the period as at September 30, 2008 and December 31, 2007
respectively                                                        7,648,410        733,704
Additional paid in capital                                            545,932        420,525
Statutory reserves                                                         --        824,168
Other comprehensive income                                          2,589,753        602,498
Retained earnings                                                  26,825,570     16,471,521
                                                                  -----------    -----------
Total Stockholders' Equity                                         37,609,665     19,052,416
                                                                  -----------    -----------
Total Liabilities and Stockholders' Equity                        $86,365,446    $19,963,476
                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30                     SEPTEMBER 30
                                                 -----------------------------    -----------------------------
                                                     2008             2007            2008             2007
Sales                                            $ 46,454,286     $         --    $ 53,913,511     $         --
Cost of sales                                     (35,326,386)              --     (40,946,593)              --
                                                 ------------     ------------    ------------     ------------
Gross profit                                       11,127,900               --      12,966,918               --

Selling, general and administrative expenses         (235,687)              --      (1,275,716)              --
                                                 ------------     ------------    ------------     ------------
Income from operations                             10,892,213               --      11,691,202               --

Gain on debt conversion                               432,169               --         432,169               --
Other (expense)/income                                     --               --         (35,124)              --
  Interest expense                                    (79,570)              --        (380,422)              --
  Interest income                                          --               --              --               --
                                                 ------------     ------------    ------------     ------------
Income before income taxes from continuing         11,244,812               --      11,707,825               --
operations

Provision for income taxes                         (2,773,251)              --      (3,222,007)              --
                                                 ------------     ------------    ------------     ------------
Net income from continuing operations               8,471,561               --       8,485,818               --
Discontinued operations, net of tax
    Income from ErMaPao,net of tax                     93,880        7,228,015         934,037        9,627,675
    Income due to disposal of ErMaPao,
net of tax                                            934,194               --         934,194               --
                                                 ------------     ------------    ------------     ------------
Net income from discontinued operations             1,028,074        7,228,015       1,868,231        9,627,675
                                                 ------------     ------------    ------------     ------------
Net Income                                       $  9,499,635     $  7,228,015    $ 10,354,049     $  9,627,675
                                                 ============     ============    ============     ============
Basic weighted average shares                      57,655,514       51,548,776      53,599,214       45,083,771
Diluted weighted average shares                    59,005,514       51,548,776      54,814,178       45,083,771
                                                 ============     ============    ============     ============
Earnings per share of common stock:
Basic Earnings Per Share
     Income from Continuing Operations                   0.15               --            0.16               --
     Income from Discontinued Operations                 0.02             0.14            0.03             0.21
                                                 ------------     ------------    ------------     ------------
Total Basic Earnings Per Shares                  $       0.17     $       0.14    $       0.19     $       0.21
                                                 ============     ============    ============     ============
Diluted Earnings Per Shares
     Income from Continuing Operations                   0.14               --            0.15               --
     Income from Discontinued Operations                 0.02             0.14            0.03             0.21
                                                 ------------     ------------    ------------     ------------
Total Diluted Earnings Per Shares                $       0.16     $       0.14    $       0.18     $       0.21
                                                 ============     ============    ============     ============
Other Comprehensive Income
Net Income                                       $  9,499,635     $  7,228,015    $ 10,354,049     $  9,627,675
     Foreign Currency
     Translation Adjustment                         1,128,843            7,551       1,987,255           51,094
                                                 ------------     ------------    ------------     ------------
Net Comprehensive Income                         $ 10,628,478     $  7,235,566    $ 12,341,304     $  9,678,769
                                                 ============     ============    ============     ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                ------------------------------
                                                                    2008              2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continued operations                            $  8,485,818      $  9,627,675
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from discontinued operations                            1,868,231                --
  Gain on sale of subsidiaries                                      (934,194)               --
  Gain of debt conversion                                           (432,169)               --
  Stock based compensation                                           250,988                --
  Depreciation and amortization                                      290,664           137,836
(Increase) / decrease in assets:
  Accounts receivables                                           (43,307,234)       (3,552,555)
  Inventory                                                        2,088,045        (3,895,766)
  Other current assets                                           (13,483,167)         (673,972)
  Other receivable and prepayment                                 (2,045,597)               --
Increase / (decrease) in current liabilities:
  Accounts payable and accrued expenses                           32,178,847          (653,786)
  Due to related party                                             1,325,515                --
  Taxes payable                                                    3,137,334           (47,379)
                                                                ------------      ------------
Net cash provided (used) by operating activities                 (10,576,919)          942,053
                                                                ------------      ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property & equipment                               (14,599,080)         (344,845)

CASH FLOWS FROM FINANCING  ACTIVITIES
Proceed of loan                                                           --         2,056,529
Mortgage payable (net of mortgage costs and repayments)            8,257,895                --
Proceeds of sale, net of cash sold                                (1,057,877)               --
Advance from related party                                         9,016,000                --
                                                                ------------      ------------
Net cash provided by Financing Activities                         16,216,018         2,056,529
                                                                ------------      ------------

Effect of exchange rate changes on cash and cash equivalents         824,332            26,529
                                                                ------------      ------------
Net change in cash and cash equivalents                           (8,135,649)        2,680,432
                                                                ------------      ------------

Cash and cash equivalents, beginning balance                       9,697,793           316,061
                                                                ------------      ------------
Cash and cash equivalents, ending balance                       $  1,562,144      $  2,996,493
                                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                      2008              2007
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Income tax payments                             $    279,588                --
                                                  ------------      ------------
  Interest payments                               $    380,422                --
                                                  ------------      ------------

Non Cash Transaction
Debt converted to equity                          $  6,216,000                --

Selling price                                        8,700,000                --
FMV Assets Sold, net of cash sold                   (9,757,877)               --
                                                  ------------      ------------
Cash                                                (1,057,877)               --
                                                  ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

                                                   Additional Paid
                            Common Stock             In Capital-                          Other
                      Number of                     contribution       Statutory      Comprehensive      Retained
                       Shares          Amount       from warrants      Reserves          Income          Earnings     Total Equity
                     -----------    -----------    ---------------    -----------     -------------    -----------    ------------
Balance December
31, 2007              51,548,776    $   733,704    $       420,525    $   824,168     $     602,498    $16,471,521    $ 19,052,416
                     ===========    ===========    ===============    ===========     =============    ===========    ============

Foreign currency
translation
adjustments                   --             --                 --             --         1,987,255             --       1,987,255

Debt conversion       21,608,456      6,914,706                 --             --                --             --       6,914,706

Net income for
the period ended
9/30/08                       --             --                 --       (824,168)               --     10,354,049       9,529,881

Stock based
compensation                  --             --            125,407             --                --             --         125,407
                     -----------    -----------    ---------------    -----------     -------------    -----------    ------------
Balance September
30, 2008              73,157,232    $ 7,648,410    $       545,932    $        --     $   2,589,753    $26,825,570    $ 37,609,665
                     ===========    ===========    ===============    ===========     =============    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc.) ("IESI") was incorporated on August 5, 2005, in the state of Florida. The Company has five wholly owned subsidiaries. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao") was established in 2002 under the laws of the People's Republic of China. COA owns 100% of ErMaPao. Jilin Yutian of Organic Agriculture Co., Ltd ("Yutian") was founded in August 2007 under the laws of the People's Republic of China. It is owned 100% by ErMaPao. The Company is engaged in the business of the production, processing and sale of rice. Ankang Agriculture (Dalian) Co., Ltd ("Dalian") was founded in January 2008 under the laws of the People's Republic of China. It is owned 100% by Hong Kong Ankang Investments Co., Ltd ("Ankang"). COA owns 100% of Ankang.

On September 25, 2008, the Company entered into a Share Purchase Agreement with Bothven Investments Ltd related to the sale of its subsidiary, ErMaPao for US$8.7 million. The sale was completed on October 7, 2008.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. As of September 30, 2008 and December 31, 2007 inventory consisted of finished goods valued at zero and $1,212,104 respectively. Raw material inventories as of September 30, 2008 and December 31, 2007 are valued at zero and $ 1,963,930, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the preparation of the raw rice into the finished product.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 4 - PROPERTY, PLANT & EQUIPMENT

As of September 30, 2008 and December 31, 2007, Property, plant & equipment consisted of the following:

                                                     9/30/2008       12/31/2007

Construction in progress                          $         --     $    793,557

Land                                                 7,040,992               --

Real property                                        7,489,233          579,989

Machinery & equipment                                   36,827          285,959

Transportation equipment                                    --           61,302
                                                  ------------     ------------

Total                                               14,567,052        1,720,807

Accumulated depreciation                              (113,692)        (215,024)
                                                  ------------     ------------

Net book value                                    $ 14,453,360     $  1,505,783
                                                  ============     ============

During the nine month periods ending September 30, 2008 and September 30, 2007, depreciation expense was $113,692 and $34,148, respectively.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 5 - INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, Intangible assets consisted of the following:

                                                      9/30/2008      12/31/2007
                                                     -----------    -----------
Purchased land rights                                $        --    $ 3,613,293

Accumulated amortization                                      --       (308,517)
                                                     -----------    -----------

Intangible assets                                    $        --    $ 3,304,776
                                                     ===========    ===========

During the nine month periods ending September 30, 2008 and September 30, 2007, amortization expense was zero and $103,687, respectively.

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

On September 29, 2008, the Company entered into a Share Purchase Agreement (the "Agreement") dated as of September 29, 2008, with Peng Huang, Xinbo Huang, and Reilong Group, the shareholders of all of the outstanding capital stock of Dalian Huiming Industry Ltd. ("FTZ") (each, a "Shareholder" and, collectively, the "Shareholders"). The Company had previously announced its intent to acquire 60% of the outstanding shares of FTZ and has been working with FTZ to complete its due diligence and obtain the necessary governmental consents. Pursuant to the Agreement, in consideration of an aggregate of US$10,600,000, each of the Shareholders will assign to the Company 60% of his or its shares of FTZ, which in the aggregate will represent 60% of the shares then outstanding. It is anticipated that the closing will occur no later than October 31, 2008.

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

Note 13 - PRODUCT MIX AND MAJOR CUSTOMERS

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                  ------------------------------
                                                      2008              2007

Resale of Rice                                      46,432,729                --
Green Rice                                           7,480,782        23,469,386
Organic Rice                                                --         4,124,918
Green Paddy                                                 --                --
Rice Byproducts                                             --         1,209,906
                                                  ------------      ------------

Total                                               53,913,511        28,804,210
                                                  ============      ============

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

The Company had two customers who accounted for more than 92% of revenues during the nine months ended September 30, 2008. Two customers accounted for more than 98% of the Company's accounts receivable at September 30, 2008. Three vendors accounted almost 100% of accounts payable at September 30, 2008. Three vendors accounted for almost 100% of purchases for the period ending September 30, 2008.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 14 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company's stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. Based on the EITF 96-18, this consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract, and the related expense for the nine months ended September 30, 2008 is $250,988.

Warrants Outstanding as of September 30, 2008

--------------------------------------- ----------------- ---------------------
                                              Total         Exercise Price ($)
--------------------------------------- ----------------- ---------------------
Outstanding, December 31, 2007                   350,000                  1.50
--------------------------------------- ----------------- ---------------------
Granted on February 6, 2008                    1,000,000                  1.39
--------------------------------------- ----------------- ---------------------
Exercised in 2007                                     --                    --
--------------------------------------- ----------------- ---------------------
Outstanding, September 2008                    1,350,000           $1.39-$1.50
--------------------------------------- ----------------- ---------------------

Note 15 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months ending September 30, 2008 and September 30, 2007.

                                                   Three months ended                Nine months ended
                                                      September 30                      September 30
                                            ------------------------------    ------------------------------
                                                 2008             2007             2008             2007
Continued operating income                      8,471,561               --        8,485,818               --
Discontinued operating income                   1,028,074        7,228,015        1,868,231        9,627,675
Weighted average shares outstanding:
  Basic                                        57,655,514       51,548,776       53,599,214       45,083,771
Effect of dilutive securities:
  Warrants and options                          1,350,000               --        1,214,964               --
                                            -------------    -------------    -------------    -------------
  Diluted                                      59,005,514       51,548,776       54,814,178       45,083,771
Basic Earnings Per Share:
     Income from Continuing Operations               0.15               --             0.16               --
     Income from Discontinued Operations             0.02             0.14             0.03             0.21
                                            -------------    -------------    -------------    -------------
Total Basic Earnings Per Share                       0.17             0.14             0.19             0.21
                                            =============    =============    =============    =============
Diluted Earnings Per Share:
     Income from Continuing Operations               0.14               --             0.15               --
     Income from Discontinued Operations             0.02             0.14             0.03             0.21
                                            -------------    -------------    -------------    -------------
Total Diluted Earnings Per Share                     0.16             0.14             0.18             0.21
                                            =============    =============    =============    =============

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

Note 16 - DISCONTINUED OPERATIONS

On September 30, 2008, the Company entered into a Stock Transfer Agreement with Bothven Investments Limited ("Bothven"), pursuant to which the Company agreed to sell to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"), for consideration of US $8,700,000. Documentation of sale was completed on October 7, 2008, although the parties agreed Bothven would have the economic burden or benefit of the business from the effective date of September 30, 2008.

Per FASB 144, Ermapao & Yutian are presented as discontinued operations in the income statement and cash flows.

Note 17 - SUBSEQUENT EVENT

On October ___, 2008, the Company entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which the Company sold to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited for US $8,700,000.

On October 15, 2008, the Company accepted the resignation of Huizhi Xiao as Chairman and Director of the Company, and appointed as his successor in both capacities the Company's Chief Executive Officer, Jinsong Li. There are no arrangements or understandings with any person pursuant to which Mr. Li was selected as a director of the Company.

On October 22, 2008, the Company signed an agreement to acquire the trademark "Xiaoxinganling," an organic brand name in China's northeast. The Company's wholly owned subsidiary, Ankang (Dalian) Agriculture Ltd., will acquire the Xiaoxinganling trademark from Jiaying County Daming Agriculture Byproducts Co. Ltd. ("Daming Agriculture"), along with the distribution channel of several premium food products.

On October 31, 2008, the Company closed its acquisition of Dalian Huiming Industry, Ltd. The Company acquired 60% of Dalian Huiming Industry, Ltd. for the amount of $10.6 million.

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

Until the October 2008 sale of Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao"), the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products have been sold only within the People's Republic of China. As a result of the sale of ErMaPao, the Company no longer grows or produces rice. Rather, it is primarily engaged in the acquisition and distribution of agricultural products. The Company reports its operations under three segments. The first of these is Ankang Agriculture (Dalian) Company Limited, which focuses on grain processing and trading. This company is 100% owned by Hong Kong Ankang Investment Co., Ltd. ("Ankang"), which is 100% owned by COA.

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

The components of the $7,077,772 decrease in cash and cash equivalents from $9,697,793 as of December 31, 2007 to $2,620,021 as of September 30, 2008 are
reflected below.

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