Form 10-Q
period 2009-03-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2009-05-26
CIK 1337826

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2009

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

  73,157,232 shares of Common Stock, no par value per share, as of May 1, 2009.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.........................................   F-1

Report of Independent Registered Accounting Firm..........................   F-2

Consolidated Balance Sheet as of March 31, 2009 (unaudited)
and December 31, 2008 ....................................................   F-3

Consolidated Statements of Income for the three month periods ended
March 31, 2009 (unaudited) and March 31, 2008 (unaudited).................   F-4

Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2009 (unaudited) and March 31, 2008 (unaudited)................. F-5-6

Consolidated Statement of Stockholders' Equity for the three month
period ended March 31, 2009 (unaudited) ..................................   F-7

Notes to Consolidated Financial Statements................................   F-8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................     3

Item 3. Quantitative and Qualitative Disclosures About Market Risk........     7

Item 4T. Controls and Procedures..........................................     7


PART II. OTHER INFORMATION

Item 1A Risk Factors......................................................     9

Item 6. Exhibits .........................................................    10

SIGNATURES................................................................    11

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

                         PART I - FINANCIAL INFORMATION

                    ITEM 1. Financial Statements (Unaudited)

                         CHINA ORGANIC AGRICULTURE, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Income                                       F-4

Consolidated Statements of Cash Flows                                   F-5-6

Consolidated Statements of Stockholders' Equity                         F-7

Notes to Consolidated Financial Statements                              F-8-24

MORGENSTERN,SVOBODA & BAER, CPA's, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-Mail: msbcpas@gmail.com

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have reviewed the accompanying consolidated balance sheets of China Organic Agriculture, Inc. as of March 31, 2009, and the consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the consolidated statements of cash flows and shareholders' equity for the three months then ended. China Organic Agriculture, Inc.'s management is responsible for these financial statements.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of China Organic Agriculture, Inc. as of December 31, 2008, and the related consolidated statements of income, retained earnings and comprehensive income, and consolidated statements of cash flows for the year then ended; and in our report dated April 6, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Morgenstern, Svoboda & Baer, CPA's PC
Certified Public Accountants

New York, NY
May 20, 2009

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED BALANCE SHEET
MARCH 31, 2009 AND DECEMBER 31, 2008
--------------------------------------------------------------------------------

                                     Assets                         03/31/2009      12/31/2008
                                                                   (Unaudited)      (Audited)
                                 Current Assets

Cash and cash equivalents                                         $  6,696,318    $  7,338,817
Restricted cash                                                     28,246,464              --
Accounts receivable, net                                            30,623,883      26,448,294
Inventory                                                            3,378,261       4,492,892
Acquisition deposit                                                  2,617,952       2,617,952
Consideration receivable                                             8,700,000       8,700,000
Trade deposit                                                        3,516,398       2,832,507
Advances loans                                                       1,866,004       1,846,041
Other receivables and prepayments                                      474,642         126,296
                                                                  ------------    ------------
Total Current Assets                                                86,119,922      54,402,799
                                                                  ------------    ------------
Goodwill                                                             4,617,521       4,617,521
Property, plant & equipment, net                                    14,472,754      14,521,452
Mortgage costs - net                                                   141,913         143,788
Intangibles, net                                                     1,012,000       1,056,000
                                                                  ------------    ------------
Total Assets                                                      $106,364,110    $ 74,741,560
                                                                  ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Mortgages payable - current                                       $    202,706    $    198,854
Notes Payable                                                       28,525,871              --
Short term loan                                                             --       1,170,515
Accounts payable and accrued expenses                                4,109,551       5,048,054
Due to related party                                                 3,745,036       3,630,842
Taxes payable                                                        2,064,774       3,335,751
                                                                  ------------    ------------
Total Current Liabilities                                           38,647,938      13,384,016
                                                                  ------------    ------------

                                                                  ------------    ------------
Long-term debt-Mortgages payable                                     8,109,561       8,161,705
                                                                  ------------    ------------

Total Liabilities                                                   46,757,499      21,545,721
Minority interest                                                    7,154,910       4,684,435
Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares              --              --
authorized, none outstanding
Common stock,  par value, "nil" 1,000,000,000 shares
authorized,  73,157,232 issued and outstanding for the period        7,648,410       7,648,410
as at March  31, 2009 and December 31, 2008
Additional paid in capital                                             618,020         597,209
Statutory reserves                                                   1,423,933       1,423,933
Other comprehensive income                                           2,809,038       2,814,743
Retained earnings                                                   39,952,300      36,027,109
                                                                  ------------    ------------
Total Stockholders' Equity                                          52,451,701      48,511,404
                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity                        $106,364,110    $ 74,741,560
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                         -----------------------------------------
                                                                2009                   2008
Sales                                                    $       36,727,308     $               --
Cost of sales                                                   (28,341,514)                    --
                                                         ------------------     ------------------
Gross profit                                                      8,385,794                     --

Selling, general and administrative expenses                       (364,736)                    --
                                                         ------------------     ------------------
Income from operations                                            8,021,058                     --

Gain on debt conversion                                                  --                     --
Other operation income                                              614,553                     --
Other income(expenses)                                                   --                     --
Interest expense                                                   (169,813)                    --
Interest income                                                       2,522                     --
                                                         ------------------     ------------------
Income from continuing operations before income taxes             8,468,320                     --

Provision for income taxes                                       (2,071,516)                    --
Minority interest                                                (2,471,613)                    --
                                                         ------------------     ------------------
Net income from continuing operations                             3,925,191                     --
Discontinued operations, net of tax
    Income from ErMaPao,net of tax                                       --                975,606
    Income due to disposal of ErMaPao, net of tax                        --                     --
                                                         ------------------     ------------------
Net income from discontinued operations                                  --                     --
                                                         ------------------     ------------------
Net Income                                               $        3,925,191     $          975,606
                                                         ==================     ==================
Basic weighted average shares                                    73,157,232             51,548,776
Diluted weighted average shares                                  74,507,232             51,548,776
                                                         ==================     ==================
Earnings per share of common stock:

Basic Earnings Per Share

     Income from Continuing Operations                                 0.05                     --
     Income from Discontinued Operations                                 --                   0.02
                                                         ------------------     ------------------
Total Basic Earnings Per Shares                          $             0.05     $             0.02
                                                         ==================     ==================
Diluted Earnings Per Shares

     Income from Continuing Operations                                 0.05                     --
     Income from Discontinued Operations                                 --                   0.02
                                                         ------------------     ------------------
Total Diluted Earnings Per Shares                        $             0.05     $             0.02
                                                         ==================     ==================
Other Comprehensive Income

Net Income                                               $        3,925,191     $          975,606
     Foreign Currency
     Translation Adjustment                                          (5,705)               664,535
                                                         ------------------     ------------------
Net Comprehensive Income                                 $        3,919,486     $        1,640,141
                                                         ==================     ==================

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31
                                                                -----------------------------
                                                                    2009             2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income from continued operations                            $  3,925,191     $         --
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from discontinued operations                                   --          975,606
  Gain on sale of subsidiaries                                            --               --
  Gain of debt conversion                                                 --               --
  Stock based compensation                                            20,811          143,027
  Minority interest                                                2,471,613               --
  Depreciation and amortization                                       95,063           72,620
(Increase) / decrease in assets:

  Restricted cash                                                (28,246,464)              --
  Accounts receivables                                            (4,180,847)      (4,125,532)
  Inventory                                                        1,113,874        1,294,961
  Trade deposit                                                     (684,491)          43,211
  Advance loans                                                      (20,316)              --
  Other receivable and prepayment                                   (348,401)          10,914
Increase / (decrease) in current liabilities:

  Accounts payable and accrued expenses                             (937,796)       3,633,610
  Due to related party                                               114,194               --
  Taxes payable                                                   (1,270,294)         100,432
                                                                ------------     ------------
Net cash provided by operating activities                        (27,947,863)       2,148,849
                                                                ------------     ------------

CASH FLOWS USED BY INVESTING ACTIVITIES

  Cash paid for the acquisition of subsidiary                             --               --
  Purchase of property & equipment                                      (490)     (14,598,804)
                                                                ------------     ------------
Net cash (used) by investing activities                                 (490)     (14,598,804)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING  ACTIVITIES

Mortgage payable (net of mortgage costs and repayments)              (48,292)       8,357,982
Repayment of loan                                                 (1,170,515)              --
Proceeds of notes payables                                        28,525,871               --
Due to/advance from related parties                                       --        6,294,944
                                                                ------------     ------------
Net cash (used)/provided by Financing Activities                  27,307,064       14,652,926
                                                                ------------     ------------

Effect of exchange rate changes on cash and cash equivalents          (1,210)         500,774
                                                                ------------     ------------
Net change in cash and cash equivalents                             (642,499)       2,703,745
                                                                ------------     ------------

Cash and cash equivalents, beginning balance                       7,338,817        9,697,793
                                                                ------------     ------------
Cash and cash equivalents, ending balance                       $  6,696,318     $ 12,401,538
                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     THREE MONTHS ENDED MARCH 31
                                                         2009          2008
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Income tax payments                                 $3,802,415       365,371
                                                      ----------    ----------
  Interest payments                                   $  169,813        64,607
                                                      ----------    ----------

                         CHINA ORGANIC AGRICULTURE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE QUARTER ENDED MARCH 31, 2009 (Unaudited)

                                  Common Stock            Additional Paid
                            --------------------------      In Capital-                     Other
                             Number of                     contribution     Statutory   Comprehensive     Retained
                              Shares          Amount       from warrants     Reserves       Income        Earnings     Total Equity
                            ----------     -----------     -------------    ----------    ----------    -----------    ------------
Balance DECEMBER 31, 2008   73,157,232     $ 7,648,410     $     597,209    $1,423,933    $2,814,743    $36,027,109    $ 48,511,404
                            ==========     ===========     =============    ==========    ==========    ===========    ============
Foreign currency                                                                              (5,705)                        (5,705)
translation
adjustments
Net income for three
months ended
02/31/2009                                                                                                3,925,191       3,925,191

Stock based
compensation                                                      20,811                                                     20,811
                            ----------     -----------     -------------    ----------    ----------    -----------    ------------
Balance March 31, 2009      73,157,232     $ 7,648,410     $     618,020    $1,423,933    $2,809,038    $39,952,300    $ 52,451,701
                            ==========     ===========     =============    ==========    ==========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc.) ("IESI") was incorporated on August 5, 2005, in the state of Florida. The Company has seven subsidiaries as at March 31, 2008. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Far East Wine Holding Group Ltd. ("FEW") was incorporated on June 10, 2008 under the laws of the British Virgin Islands. CNOA owned 100% of COA and FEW. Ankang Agriculture (Dalian) Co., Ltd ("Ankang Dalian") was founded in January 2008 under the laws of the People's Republic of China. It is owned 100% by Hong Kong Ankang Investments Co., Ltd ("HK Ankang"). COA owns 100% of HK Ankang.

On November 28, 2008, Xinbin Manchu Autonomous County Bellissimo Ice Wine Co., Ltd (Ice Wine) was incorporated under the laws of the People's Republic of China. Ankang Dalian holds 60% shareholding of Ice Wine.

On October 31, 2008, the Company completed the acquisition of 100% of the shareholding of Princeton International Investment Ltd "(Princeton"), which owned 60% of the shareholding of Dalian Huiming Industry Ltd. ("Dalian Huiming"). Huiming was incorporated on July 31, 2001 under the laws of the People's Republic of China. And Princeton was incorporated on April 14, 2008 under the laws of Hong Kong.

On September 25, 2008, the Company entered into a Share Purchase Agreement with Bothven Investments Ltd related to the sale of the Company's subsidiary, Jilin Songyuan City Ermapao Green Rice Ltd ("ErMaPao") for US$8.7 million. The sale was completed on October 7, 2008 with an effective date of September 30, 2008.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of March 31, 2009 and 2008, and for the period then ended.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Translation Adjustment

As of March 31, 2009 and December 31, 2008, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" ("SFAS No. 52"), with the Chinese Yuan Renminbi as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity. Transaction gains and losses are reflected in the income statement.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Principles of consolidation

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

Reclassification

Certain amounts in the 2008 financial statements were reclassified to conform to the 2009 presentation

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted cash

Restricted cash represents amounts held by a bank, which are not available for the Company's use, as security for outstanding bank borrowings. The restriction on cash is expected to be released within the next twelve months.

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of March 31, 2009 and December 31, 2008, there were doubtful accounts in the amount of $0 and $12,143 respectively. No additional doubtful accounts occurred in the period as of March 31, 2009.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. As of March 31, 2009 and December 31, 2008, inventory consisted of finished goods were valued at $3,378,261 and $4,492,892 respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the preparation of the raw rice into the finished product.

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

         Real property                            20-40 years
         Machinery & equipment                     5-10 years
         Transportation equipment                   5 years

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142"), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of SFAS No. 142, we are required to perform an annual impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carry amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairments test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 12, Acquisition, for additional information regarding goodwill.

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 "Revenue Recognition." Sales revenue is recognized at the date that our customers take delivery of the product at our distribution center when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's products are not returnable.

Other Operation Income

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The dilutive impact of warrants outstanding as of March 31, 2009 is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has three and two segments in year 2008 and 2009 respectively. Ankang and Huiming is the segment for the trading of agricultural products; ErMaPao is the one for rice production and processing, which was disposed in year 2008 (see Note 1 and Note
18); and Bellisimo Vineyard is the segment for wine production.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                              Three months ended March 31, 2009

                      Agricultural    Rice production       Wine            Others           Total
                        products      and processing     production
Sales, net              36,727,308               --               --               --       36,727,308
Cost of sales          (28,341,514)              --               --               --      (28,341,514)
Gross Profit             8,385,794               --               --               --        8,385,794
Other operation
income                          --               --          614,553               --          614,553
Income/(loss) from
operations               8,221,863               --          290,457          (44,000)       8,468,320
Total assets            73,852,718               --       32,511,392               --      106,364,110

                                              Three months ended March 31, 2008

                      Agricultural    Rice production       Wine            Others           Total
                        products      and processing     production
Sales, net               4,190,557        3,331,039               --               --        7,521,596
Cost of sales           (3,294,454)      (2,154,254)              --               --       (5,448,708)
Gross Profit               896,103        1,176,785               --               --        2,072,888
Income from
operations                 879,862        1,034,296          (35,124)        (375,699)       1,503,335
Total assets             4,204,502       21,367,373       14,696,696               --       40,268,571

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 4 - PROPERTY, PLANT & EQUIPMENT

As of March 31, 2009 and December 31, 2008, Property, plant & equipment consisted of the following:

                                                   03/31/2009       12/31/2008

Land                                              $  7,040,992     $  7,040,992

Real property                                        7,489,233        7,489,233

Machinery & equipment                                  156,340          155,850

Total                                               14,686,565       14,686,075

Accumulated depreciation                              (213,811)        (164,623)
                                                  ------------     ------------

Net book value                                    $ 14,472,754     $ 14,521,452
                                                  ============     ============

During the three months ended on March 31, 2009 and March 31, 2008, depreciation expense was $49,188 and $34,501, respectively.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 5 - INTANGIBLE ASSETS

Identified intangible assets

As of March 31, 2009 and December 31, 2008, identified intangible assets consisted of the following:

                                                     03/31/2009      12/31/2008

Customer relationship                               $ 1,100,000     $ 1,100,000
Accumulated amortization                                (88,000)        (44,000)
                                                    -----------     -----------

Intangible assets                                   $ 1,012,000     $ 1,056,000
                                                    ===========     ===========

During the three months ending on March 31, 2009 and March 31, 2008, amortization expense was $44,000 and $-, respectively.

Future amortization summary as following:

2009 (9 months
remaining)                    176,000
2010                          176,000
2011                          176,000
2012                          176,000
2013                          176,000
Thereafter                    132,000

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note 6 - TRADE DEPOSITS AND ADVANCES LOANS

Trade deposits represents amount held by suppliers as deposits. As of March 31, 2009 and December 31, 2008 the Company had paid $3,516,398 and $2,832,507 as trade deposits respectively.

The Company has entered into a co-operation agreement with two unrelated companies, to assist that company in their business development by participating in that business operations and providing working capital funding. As of March 31, 2009 and December 31, 2008 the Company has advanced these companies $1,866,004 and $1,846,041 respectively.

Note 7 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 8 - DUE TO RELATED PARTIES

The Company has become indebted to a related party for advance made to third parties on behalf of the Company. As of March 31, 2009 and December 31, 2008 the Company owed $945,036 and $830,842 respectively to such stockholder. The amount is also evidenced by a non-interest bearing promissory note payable upon demand. The Company also owes $2,800,000 from two affiliates of a shareholder which is payable on demand.

Note 9 - MORTGAGES PAYABLE

As discussed in Note 3, in February 2008 the Company purchased the assets of the Bellisimo Vineyard. This was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 years term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of March 31, 2009 were $8,109,561 and $ 202,706, respectively.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

During March of 2009, the Company borrowed $28,525,871 from Dalian Longliang Grain and Edible Oil Co., Ltd, a related party. The note payable was non-interest bearing, and was secured by RMB193,090,000 (US$28,246,464) of the Company's restricted cash.

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

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

Operational control of Princeton International and FTZ passed to the Company effective October 1, 2008. The aggregate of approximately $10.6 million includes the cost of net assets and goodwill purchased.

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
                                                                     ===========

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

The excess of purchase price over tangible assets acquired and liabilities assumed of $4,617,521 was recorded as goodwill. Identifiable intangible assets valued at $1,100,000 existed under the contractual-legal or the separability criterion as required under SFAS 141.

Note 13 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $11,120 for the three months ended March 31, 2009. The Company has no future minimum obligations as of March 31, 2009.

The Company has guaranteed for a related party through the Industrial and Commercial Bank of China. The value of the sponsion at March 31, 2009 totaled $1,764,706.

Note 14 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, 10% of the Company's after-tax income is to be allocated to the statutory reserve fund until the balance reaches 50% of registered capital. The Statutory reserve fund is restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. The reserve is not transferable in the form of cash dividends, loans or advances. The reserve is therefore not commonly available for distribution except in liquidation. As of March 31 2009 and December 31, 2008, the Company had allocated $1,423,933 to these non-distributable reserve funds.

Note 15 - Concentrations

The Company had two customers who accounted for more than 67% of revenues during the three months ended March 31, 2009. Two customers accounted for more than 47% of the Company's accounts receivable at March 31, 2009.

Three vendors accounted for almost 77% of accounts payable at March 31, 2009. Two vendors accounted for almost 83% of the Company's purchases for three months ended March 31, 2009.

Note 16 - STOCK WARRANTS, OPTIONS AND COMPENSATION

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company's stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. Based on the EITF 96-18, this consulting expense for these services is recognized on a straight line basis over the one year period of the related consulting contract, and the related expense for the period ended March 31, 2009 is $20,811.

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Warrants Outstanding as of March 31, 2009

--------------------------------------- ----------------- ---------------------
                                             Total         Exercise Price ($)
--------------------------------------- ----------------- ---------------------
Outstanding, December 31, 2008                 1,350,000           $1.39-$1.50
--------------------------------------- ----------------- ---------------------
Granted                                                -                     -
--------------------------------------- ----------------- ---------------------
Exercised                                              -                     -
--------------------------------------- ----------------- ---------------------
Outstanding, March 31, 2009                    1,350,000           $1.39-$1.50
--------------------------------------- ----------------- ---------------------

Note 17 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the nine months ending March 31, 2009 and March 31, 2008.

                                              Three Months ended March 31
                                            ------------------------------
                                                     2009             2008

Continued operating income                      3,925,191               --
Discontinued operating income                          --          975,606
Weighted average shares outstanding:
  Basic                                        73,157,232       51,548,776
Effect of dilutive securities:
  Warrants and options                          1,350,000               --
                                            -------------    -------------
  Diluted                                      74,507,232       51,548,776

                         CHINA ORGANIC AGRICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Basic Earnings Per Share:
     Income from Continuing Operations               0.05               --
     Income from Discontinued Operations               --             0.02
                                            -------------    -------------
Total Basic Earnings Per Share                       0.05             0.02
                                            =============    =============
Diluted Earnings Per Share:

     Income from Continuing Operations               0.05               --
     Income from Discontinued Operations               --             0.02
                                            -------------    -------------
Total Diluted Earnings Per Share                     0.05             0.02
                                            =============    =============

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

On March 18, 2009, Bothven signed the extension payment agreement with the Company and Bothven will pay the consideration of US $8,700,000 by 3 installments (i.e. 30% in July 2009, 30% in September 2009 and 40% in October
2009) before December 31, 2009. As at March 31, 2009, the Company has received $0 from Bothven.

Per FASB 144, Ermapao & Yutian are presented as discontinued operations in the income statement and cash flows.

Note 19 - SUBSEQUENT EVENTS

On April 27, 2009, the Board of Directors of the Company has approved, and the holders of more than a majority of the outstanding shares of the Company's common stock, no par value per share, have executed a written consent in lieu of a special meeting approving an amendment to the Company's Articles of Incorporation which changes the Company's corporate name to "Asia Premium Foods International, Inc.", in connection with recent changes to the Company's business focus.

On April 29, 2009, the Company accepted the resignations of Jingyong Ma and Zhouzhe Jin from their positions as Directors of the Company.

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

Until the September 2008 sale of Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao"), the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products have been sold only within the People's Republic of China. As a result of the sale of ErMaPao, the Company no longer grows or produces rice. Rather, it is primarily engaged in the acquisition and distribution of agricultural products. The Company reports its operations under three segments. The first segment focuses on grain processing and trading. There are two operational entities in this segment. One of them is Ankang Agriculture (Dalian) Company Limited, which is 100% owned by Hong Kong Ankang Investment Co., Ltd. ("Ankang"), which is 100% owned by COA. The other is Dalian Huiming which is 60% owned by Princeton International Investment Ltd which is 100% owned by COA.

The second segment reflects our prior involvement in rice production through ErMaPao, which operated in Songyuan City of Jilin Province, abutting the Nen River in the Songyuan Plains, where it produced "green" and "organic" rice.

The third segment is our wine production segment. There are three entities in this segment. The first one is Bellisimo vineyard, which is 100% owned by Hong Kong Ankang Investment Co., Ltd., which is 100% owned by COA. The second is Far East Wine Holding Group Ltd (BVI), which is 100% owned by CNOA. The third is Polisi Ice Wine Ltd. Co., which is 60% owned by Ankang Agriculture (Dalian) Co., Ltd, which is 100% owned by COA.

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

On June 10, 2008, the Company established a new subsidiary, Far East Wine Holding Group Limited. This subsidiary will represent the Company's initiative to import and distribute California wines within China. The formation of this subsidiary represents a major component of the Company's recently launched strategic plan to capitalize on the demand for premium California wines in China.

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

RESULTS OF OPERATIONS

The following tables present certain information from the consolidated statement of operations of China Organic Agriculture, Inc. for three month ended March 31, 2009 and 2008.

--------------------------------- ------------------    ------------------  ------------
                                  Three months ended    Three months ended   Percentage
                                     March 31,2009         March 31,2008       Change
--------------------------------- ------------------    ------------------  ------------
Net Sales                            $ 36,727,308          $  7,521,596              388%
--------------------------------- ------------------    ------------------  ------------
Cost of Net Sales                    $ 28,341,514          $  5,448,708              420%
--------------------------------- ------------------    ------------------  ------------
Gross Profit                         $  8,385,794          $  2,072,888              305%
--------------------------------- ------------------    ------------------  ------------
General and Administrative           $    364,736          $    569,553              -36%
Expense
--------------------------------- ------------------    ------------------  ------------
Income from operations               $  8,021,058          $  1,503,335              434%
--------------------------------- ------------------    ------------------  ------------
Other income                                   --          $    (64,607)              --
(expense)
--------------------------------- ------------------    ------------------  ------------
Interest income (expenses)           $   (169,813)         $    (19,983)             750%
--------------------------------- ------------------    ------------------  ------------
Provision for income taxes           $ (2,071,516)         $   (483,105)             329%
--------------------------------- ------------------    ------------------  ------------
Net Income                           $  3,925,191          $    975,606              302%
--------------------------------- ------------------    ------------------  ------------
Basic weighted average shares          73,157,232            51,548,776
Diluted weighted average shares        74,507,232            51,548,776
Total Basic Earnings Per Shares      $       0.05          $       0.02
Total Diluted Earnings Per           $       0.05          $       0.02
Shares

Business Segment Information

As discussed above, the Company operated in three and two segments in year 2008 and 2009 respectively. Ankang and Huiming constitute the segment for the trading of agricultural products; ErMaPao constitutes the segment for rice production and processing (which the Company sold in 2008); Bellisimo Vineyard is the segment for wine production.

----------------------------------------------------------------------------------------------------
                                   Three months ended March 31, 2009
----------------------------------------------------------------------------------------------------
                    Agricultural    Rice production       Wine            Others           Total
                      products      and processing     production
----------------------------------------------------------------------------------------------------
Sales, net            36,727,308               --               --               --       36,727,308
Cost of sales        (28,341,514)              --               --               --      (28,341,514)
Gross Profit           8,385,794               --               --               --        8,385,794

Other operation
income                        --               --          614,553               --          614,553

Income/loss from
operations             8,221,863               --          290,457          (44,000)       8,468,320
Total assets          73,852,718               --       32,511,392               --      106,364,110
----------------------------------------------------------------------------------------------------

                                   Three months ended March 31, 2008
----------------------------------------------------------------------------------------------------
                    Agricultural    Rice production       Wine            Others           Total
                      products      and processing     production
----------------------------------------------------------------------------------------------------
Sales, net             4,190,557        3,331,039               --               --        7,521,596
Cost of sales         (3,294,454)      (2,154,254)              --               --       (5,448,708)
Gross Profit             896,103        1,176,785               --               --        2,072,888
Income from
operations               879,862        1,034,296          (35,124)        (375,699)       1,503,335
Total assets           4,204,502       21,367,373       14,696,696               --       40,268,571
----------------------------------------------------------------------------------------------------

Sales for the three months ending March 31, 2009 totaled $36,727,308 compared to $7,521,596 for the three months ending March 31, 2008. This increase of $29,205,712, or approximately 388%, is attributable to the Company's change of its operational strategy. During the three months ending March 31, 2009, all sales were generated by the Company's Agricultural Products Trading segment, reflecting the new initiative of purchasing rice from other rice producers and then reselling this rice to retailers and wholesalers. The increase of sales in the Agricultural Products Trading segment is largely coming from the sales of Dalian Huiming, the Company's newly purchased subsidiary in the fourth quarter in 2008.

The Company's gross profit for the three months ending March 31, 2009 was $8,385,794 (or 23% of revenue) compared to $2,072,888 (or 28% of revenue) for the three months ending March 31, 2008. The increase in the gross profit in the 2009 period was due to the higher level of sales. The decrease in the gross profit margin is due to the lower profit margin on Company's Agricultural Products trading segment.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ending March 31, 2009 totaled $364,736 or approximately 1% of sales, compared to $569,553 or approximately 8% of sales for the three months ending March 31, 2008. This $204,817 decrease is largely due to the lower expenses in professional fees and expenses for the parent company in 2009.

Interest Expense

Interest expenses were $169,813 for the three months ending March 31, 2009, compared to $19,983 for the three months ending March 31, 2008. The increase of $149,830 result from the debt incurred to finance the February 2008 acquisition of the Bellisimo Vineyard, which totals about $14.7 million.

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

Due to China's new tax policy, the Company no longer benefits from tax exemption. For the three months ending March 31, 2009, the Company accrued $2,071,576 in income taxes compared to $483,105 for the three months ending March 31, 2008. The increase of accrued income taxes was mainly due to higher sales. The effective tax rates represented by these accruals are significantly higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes.

Net Income (Loss)

Net income was $3,925,191 for the three months ending March 31, 2009, compared to net income for $975,606 for the three months ending March 31, 2008. This increase was due to the rapid expansion in sales of our Agricultural Products Trading segment. The increase in net income reflects the increase of sales revenue and relatively lower increase on selling, general and administrative costs.

Liquidity and Capital Resources

Operational and liquidity needs are funded primarily through cash flows from operations, short-term borrowings and other financings. As of March 31, 2009, cash and cash equivalents were $6,696,318, current assets totaled $86,119,922, and current liabilities were $38,647,938. Working capital at December 31, 2008 was $47,471,984, as compared to $41,018,783 as of December 31, 2008.

The components of the $642,499 decrease of cash and cash equivalents to $6,696,318 as of March 31, 2009 from $7,338,817 as of December 31, 2008 are reflected below.

Cash Flow

THREE MONTHS ENDED MARCH 31 2009

                                                       2009            2008
-------------------------------------------------------------------------------
Net cash provided (used) by operating activities   $(27,947,863)   $  2,148,849
Net cash used by investing activities              $       (490)   $(14,598,804)
Net cash (used)/provided by financing activities   $ 27,307,064    $ 14,652,926
Effects of exchange rates on cash                  $     (1,210)   $    500,774
===============================================================================
Net change in cash and cash equivalents            $   (642,499)   $  2,703,745

Net Cash Used by Operating Activities

During the three months ended March 31, 2009, we had negative cash flow from operating activities of $27,947,863 primarily attributable to the increase in the restricted cash of approximately $28.2 million and a higher tax payable of approximately $1.27 million.

Net Cash Used in Investing Activities and Financing Activities

The Company did not make any significant investment for the three months ending March 31, 2009 compared to $14,598,804 used for investing activities for the three months ending March 31, 2008, which was to purchase the Bellisimo Vineyard. In the first quarter of 2009, the Company received approximately $28.5 million cash, from a related party. The note payable was non-interest bearing, and was secured by US$28,246,464 of the Company's restricted cash.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act, for the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2008, although the efforts described therein to improve our disclosure controls and procedures are ongoing.

Management's Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management's assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Mr. Jinsong Li, our Chief Executive Officer, and Mr. Weihong Xia, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. Based on that evaluation, Mr. Li and Mr. Xia concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures, while improved, remained not effective to satisfy the objectives for which they were intended, for the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2008.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

In order to enhance our internal controls over financial reporting, we have implemented, in the financial quarter ended March 31, 2009, the following steps:

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

During the fiscal quarter ended March 31, 2009, the foregoing were the only changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed as of the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Amended Report on Form 10-K filed with the SEC on April 29, 2009. In addition to the risk factors noted in our Report on Form 10-K and the discussion of risks contained therein, as a result of the transformation of our business to a trading operation, we have two customers who accounted for more than 90% of our revenues for the three months ended March 31, 2009, and three vendors from which we purchased nearly 100% of the product we sold to others. The loss of our relationship with any of these vendors or either of our major customers could have a material adverse impact upon our business.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.     Description of Exhibit

31.1     --     Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) under the Securities Exchange Act of 1934.

31.2     --     Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) under the Securities Exchange Act of 1934.

32.1     --     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2     --     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1     --     EXHIBITS

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 22, 2009             CHINA ORGANIC AGRICULTURE, INC.

                                By: /s/ Jinsong Li
                                    --------------------------------------------
                                    Jinsong Li
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Weihong Xia
                                    --------------------------------------------
                                    Weihong Xia
                                    Chief Financial Officer
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