Form 10-Q
period 2009-06-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2009-08-17
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

(707) 709-2321
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
Yes |_| No |X|

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,157,232 shares of Common Stock, no par value per share, as of August 13, 2009.

FORM 10-Q
CHINA ORGANIC AGRICULTURE, INC..
TABLE OF CONTENTS

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

Part 1 FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CHINA ORGANIC AGRICULTURE, INC
CONSOLIDATED BALANCE SHEETS

Assets	06/30/2009 (Unaudited)	12/31/2008 (Audited/Restated)
Current Assets
Cash and cash equivalents	$9,000,459	$7,338,817
Restricted cash	37,045,331	-
Accounts receivable, net	40,705,914	26,448,294
Inventory	2,848,503	4,492,892
Acquisition deposit	2,617,952	2,617,952
Consideration receivable	6,700,000	8,700,000
Trade deposits	7,743,622	2,832,507
Advances	1,860,161	1,846,041
Other receivables and prepayments	2,104,855	126,296
Total Current Assets	110,626,797	54,402,799
Goodwill	1,602,134	1,602,134
Property, plant & equipment, net	14,418,446	14,521,452
Mortgage costs – net	140,038	143,788
Intangibles, net	968,000	1,056,000
Total Assets	$127,755,415	$71,726,173
Liabilities and Stockholders’ Equity
Current Liabilities
Mortgage payable – current	$206,633	$198,854
Notes payable – related party	37,324,902	-
Short term loan	14,637,217	1,170,515
Accounts payable and accrued expenses	4,079,801	5,048,054
Due to related party	694,894	3,630,842
Taxes payable	1,652,459	3,335,751
Total Current Liabilities	58,595,906	13,384,016

Mortgage payable – long term	8,056,406	8,161,705

Total Liabilities	66,652,312	21,545,721
Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000,000 shares authorized, 73,157,232 issued and outstanding at June 30, 2009 and December 31, 2008	7,648,410	7,648,410
Additional paid in capital	638,831	597,209
Statutory reserves	1,423,933	1,423,933
Other comprehensive income	2,827,215	2,814,743
Retained earnings	39,418,003	33,011,722
CNOA Stockholders' Equity	51,956,392	45,496,017
Noncontrolling interest	9,146,711	4,684,435
Total Stockholders' Equity	61,103,103	50,180,452
Total Liabilities and Stockholders' Equity	$127,755,415	$71,726,173

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2008	2009	2008

Sales	$30,018,428	$3,268,668	$66,745,736	$7,459,225
Cost of sales	(23,089,593)	(2,341,174)	(51,431,107)	(5,655,331)
Gross profit	6,928,835	927,494	15,314,629	1,803,894

Selling, general and administrative expenses	(477,413)	(569,688)	(842,149)	(1,040,029)
Income from operations	6,451,422	357,806	14,472,480	763,865

Other income	68,514	-	683,067	-
Interest expense, net	(398,283)	(300,852)	(565,574)	(300,852)

Income from Continuing operations before income taxes	6,121,653	56,954	14,589,973	463,013

Provision for income taxes	(1,652,726)	(228,797)	(3,724,242)	(448,755)

Net income (loss) from Continuing operations	4,468,927	(171,843)	10,865,731	14,258
Discontinued operations:
Income from ErMaPao, net of tax	-	50,651	-	840,156
Net Income (loss)	4,468,927	(121,192)	10,865,731	854,414
Less Income attributed to noncontrolling interest	(1,987,837)	-	(4,459,450)	-
Net Income attributable to CNOA	$2,481,090	$(121,192)	$6,406,281	$854,414
Basic and diluted weighted average shares	73,157,232	51,548,776	73,157,232	51,548,776
Basic and Diluted Earnings per Share
Income from Continuing operations attributable to CNOA shareholders	0.03	0.00	0.09	0.00
Income from Discontinued operations attributable to CNOA shareholders	-	0.00	-	0.02
Total Basic and Diluted Earnings Per Share	$0.03	$0.00	$0.09	$0.02
Other Comprehensive Income:
Net Income	2,481,090	(121,192)	6,406,281	854,414
Foreign currency translation adjustment
- Controlling interest	14,213	193,877	9,646	858,412
- Noncontrolling interest	3,964	-	2,826	-
Net Comprehensive Income	2,499,267	72,685	6,418,753	1,712,826

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES
Net income from Continued operations	$6,406,281	$14,258
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from Discontinued operations	-	840,156
Stock based compensation	41,622	263,543
Noncontrolling interest	4,459,450	-
Depreciation and amortization	195,432	181,306
Effect of changes in assets and liabilities:
Accounts receivables	(14,244,344)	(3,631,323)
Inventory	1,645,827	1,839,981
Trade deposits	(4,908,990)	42,420
Acquisition deposit	-	(13,260,561)
Consideration receivable	2,000,000	-
Advances	(13,388)	-
Other receivable and prepayment	(1,977,933)	(595,569)
Accounts payable and accrued expenses	(969,737)	3,050,927
Due to related party	(135,948)	867,975
Taxes payable	(1,684,597)	85,675

Net cash used by Operating Activities	(9,186,325)	(10,301,212)

CASH FLOWS USED BY INVESTING ACTIVITIES
Restricted cash	(37,045,331)	-
Purchase of property & equipment	(676)	(14,598,802)
Net cash used by Investing Activities	(37,046,007)	(14,598,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payables	37,324,902	-
Proceeds of short term loan	14,637,217	-
Proceeds from mortgage payable, net of costs	-	8,515,000
Proceeds from related parties	-	7,016,000
Repayment of notes payable	(2,800,000)	-
Repayment of loan	(1,170,515)	-
Repayment of mortgage payable	(97,520)	(210,632)
Net cash from Financing Activities	47,894,084	15,320,368
Effect of exchange rate changes on cash and cash equivalents	(110)	560,098
Net change in cash and cash equivalents	1,661,642	(9,019,548)

Cash and cash equivalents, beginning balance	7,338,817	9,697,793

Cash and cash equivalents, ending balance	$9,000,459	$678,245

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments	$5,407,534	266,198
Interest payments	$571,153	217,972

The accompanying notes are an integral part of these consolidated financial statements.

Item 5. Consolidated Statements of Stockholders’ Equity

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JUNE 30, 2009 (Unaudited)

	Common Stock
	Number of		Additional Paid In Capital-contribution	Statutory	Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	from warrants	Reserves	Income	Earnings	Interest	Total Equity
Balance December 31, 2007	$51,548,776	$733,704	$420,525	$824,168	$602,498	$16,471,521		$19,052,416
Foreign currency translation adjustments					2,212,245			2,212,245
Debt conversion	21,608,456	6,914,706						6,914,706
Acquisition of Dalian Huiming			(1,304)	502,697				501,393
Reserves accrued in Dalian Huiming				921,236	(921,236)
Additional PIC from Xinbin			20,861					20,861
Net income for the year ended 12/31/2008				(824,168)	17,461,437			16,637,269
Purchase of subsidiary shares from non controlling interest							3,355,812	3,355,812
Noncontrolling interest							1,328,623	1,328,623
Stock based compensation		157,127					157,127

Balance December 31, 2008	$73,157,232	$7,648,410	$597,209	$1,423,933	$2,814,743	$33,011,722	$4,684,435	$50,180,452
Foreign currency translation adjustments					9,646		2,826	12,472
Net income for six months ended 6/30/2009						6,406,281		6,406,281
Noncontrolling interest					2,826		4,459,450	4,462,276
Stock based compensation			41,622					41,622
Balance June 30, 2009	$73,157,232	$7,648,410	$638,831	$1,423,933	$2,827,215	$39,418,003	$9,146,711	$61,103,103

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 1 – ORGANIZATION

China Organic Agriculture, Inc. (“CNOA” or “Company”) (formerly Industrial Electric Services, Inc.) (“IESI”) was incorporated in August 2005, in the state of Florida. The Company has seven subsidiaries as of June 30, 2009. China Organic Agriculture, Ltd. (“COA”) was incorporated in August 2006 under the laws of the British Virgin Islands.  Far East Wine Holding Group Ltd. (“FEW”) was incorporated in June 2008 under the laws of the British Virgin Islands. CNOA owns 100% of COA and FEW. Ankang Agriculture (Dalian) Co., Ltd. (“Ankang Dalian”) was founded in January 2008 under the laws of the People’s Republic of China (“PRC”).  It is owned 100% by Hong Kong Ankang Investments Co., Ltd (“HK Ankang”). COA owns 100% of HK Ankang.

In November 2008, Xinbin Manchu Autonomous County Bellisimo Ice Wine Co., Ltd (“Ice Wine”) was incorporated under the laws of the PRC. Ankang Dalian holds 60% of the outstanding shares of Ice Wine.

On October 31, 2008, the Company completed the acquisition of 100% of the shares of Princeton International Investment Ltd. (“Princeton”), which owned 60% of the outstanding shares of Dalian Huiming Industry Ltd. (“Dalian Huiming”). Huiming was incorporated in July 2001 under the laws of the PRC and Princeton was incorporated in April 2008 under the laws of Hong Kong.

On September 25, 2008, the Company entered into a Share Purchase Agreement with Bothven Investments Ltd. whereby the Company sold its subsidiary, Jilin Songyuan City ErMaPao Green Rice Ltd. (“ErMaPao”) to Bothven for $8.7 million. The sale was completed on October 7, 2008 with an effective date of September 30, 2008.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CNOA and its subsidiaries, collectively referred to herein as the “Company”. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of June 30, 2009 and 2008, and for the period then ended.

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
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of June 30, 2009 and December 31, 2008, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”), with the RMB as the functional currency.  According to SFAS 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of stockholders’ equity. Transaction gains and losses are reflected in the income statement.

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

Risks and Uncertainties

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance regulations, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, disease and other natural events, limited operating history, foreign currency exchange rates and the volatility of public markets.

Reclassification

Certain amounts in the 2008 financial statements were reclassified to conform to the period as of June 30, 2009 presentation.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash represents amounts held by a bank, which are not available for the Company’s use, as security for outstanding notes payables. A portion ($28,263,001) of the underlying note payable was repaid subsequent to June 30, 2009 utilizing funds from Restricted cash.  See Note 20.

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis.  As of June 30, 2009 and December 31, 2008, there were reserves for doubtful accounts in the amount of $0 and $12,143, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. As of June 30, 2009 and December 31, 2008, inventory consisted of finished goods amounting to $2,848,503 and $4,492,892 respectively. As of June 30, 2009, the Company’s inventories were pledged as security for a bank loan as discussed in Note 11.  Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and packaging.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net identified assets acquired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), indefinite-life identifiable intangible assets and goodwill are not amortized.  Under the provisions of SFAS 142, we are required to perform an annual impairment test of our goodwill.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carry amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairments test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  See Note 13, Acquisition, for additional information regarding goodwill.

Long-Lived Assets

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company annually evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009, there were no significant impairments of its long-lived assets.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue comprises the fair value of the consideration received or receivable for the sale of goods and services in the ordinary course of the Company’s activities. Revenue is shown net of value-added tax, returns, rebates and discounts. Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. There are no post-shipment obligations, price protection, or “bill and hold” arrangements.  The Company had anticipated recognizing income resulting from its October 1, 2008 agreement with Red Wine Saga Company, Ltd., evenly over the 36 month term of the agreement.   However as noted below, this agreement has been modified and no revenue was recognized from this agreement in the three months ended June 30, 2009.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  The Company’s products are not returnable. As of June 30, 2009 and December 31, 2008, there was no unearned revenue recorded

Other Income

Other income for the six month period ended June 30, 2009 includes $500,000 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell the Bellisimo brand red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011.  The agreement originally provided for $6,000,000 to be paid in quarterly installments of $500,000.  The agreement has been amended to eliminate the quarterly installments until such time as the company begins to deliver red wine for sale under the Bellisimo brand.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  As of June 30, 2009 and December 31, 2008, there were no differences between the tax bases of the Company’s assets and liabilities and their financial reporting amounts.

In July 2006, the FASB released FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (FIN No. 48).  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  This statement is effective for fiscal years beginning after December 15, 2006.  As a result of implementing FIN No. 48, there have been no adjustments to the Company’s financial statements.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, “Earnings per Share” (“SFAS 128”). The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common shares outstanding adjusted for the impact of potentially dilutive securities outstanding.  The dilutive impact of warrants outstanding is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants.  The warrants outstanding as of June 30, 2009 were anti-dilutive for the three and six month periods ending June 30, 2009 and thus were not included in the computation of earnings per share for those periods.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, restricted cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowance is limited.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company now has two segments.  Agricultural products comprise the agricultural products trading segment and Wine production is the segment that produces grapes to be converted into wine.  ErMaPao has been sold and thus is treated as a Discontinued Operation and is no longer reported as a separate segment.

Six months ended June 30, 2009
	Agricultural products	Wine production	Others(2)	Total
Sales, net	$66,745,736	-	-	66,745,736
Cost of sales	(51,431,107)	-	-	(51,431,107)
Gross profit	15,314,629	-	-	15,314,629
Depreciation and amortization	94,806	100,626	-	195,432
Other income	-	683,067	-	683,067
Segment profit (loss)	14,830,179	(148,082)	(92,124)	14,589,973
Total assets	$98,966,961	28,788,454	-	127,755,415

Six months ended June 30, 2008 (1)
	Agricultural products	Wine production	Others (2)	Total
Sales, net	$7,459,225	-	-	7,459,225
Cost of sales	(5,655,331)	-	-	(5,655,331)
Gross profit	1,803,894	-	-	1,803,894
Depreciation and amortization	2,242	67,084	-	69,326
Segment profit (loss)	1,795,023	(535,979)	(796,031)	463,013
Total assets	$5,798,343	15,645,774	-	21,444,117

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting (Continued)

Three months ended June 30, 2009
	Agricultural products	Wine production	Others(2)	Total
Sales, net	$30,018,428	-	-	30,018,428
Cost of sales	(23,089,593)	-	-	(23,089,593)
Gross profit	6,928,835	-	-	6,928,835
Depreciation and amortization	50,056	50,313	-	100,369
Other income	-	68,514	-	68,514
Segment profit (loss)	6,608,316	(438,539)	(48,124)	6,121,653
Total assets	$98,966,961	28,788,454	-	127,755,415

Three months ended June 30, 2008 (1)
	Agricultural products	Wine production	Others (2)	Total
Sales, net	$3,268,668			3,268,668
Cost of sales	(2,341,174)			(2,341,174)
Gross profit	927,494			927,494
Depreciation and amortization	2,242	50,313	-	52,555
Segment profit (loss)	904,996	(500,855)	(347,187)	56,954
Total assets	$5,798,343	15,645,774	-	21,444,117

(1)	The ErMaPao segment is now reclassified as discontinued operations and as such is not reflected in this table.
(2)	Others included the warrant expenses and CNOA corporate expenses.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 was effective for the Company's fiscal year beginning January 1, 2009.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  This pronouncement had no effect on the Company’s financial statements.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS 162 on its financial position and results of operations.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for this fiscal quarter ending June 30, 2009.

Note 3 – ACQUISITION DEPOSITS

The Company has on deposit approximately $2,617,952 with the Huanyatong Investment Co., Ltd. in anticipation of possible further investment and acquisition activity. The deposits will be returned with no interest before December 31, 2009 if there are no further investments or acquisitions as of November 30, 2009.

Note 4 – CONSIDERATION RECEIVABLE

Effective September 30, 2008, the Company sold all of its shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao") to Bothven Investments Limited ("Bothven"), for a non-interest bearing note receivable of $8,700,000. On March 18, 2009, Bothven and the Company signed the Extension Payment Agreement wherein it was agreed that Bothven would pay the Company the $8,700,000 in three installments of 30% by July 31, 2009, 30% by September 30, 2009 and 40% by October 31, 2009. As of June 30, 2009, $2,000,000 of this receivable has been paid.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 5 – TRADE DEPOSITS AND ADVANCES

Trade deposits represents amounts held by suppliers as deposits. As of June 30, 2009 and December 31, 2008, the Company had $7,743,622 and $2,832,507, respectively, recorded as trade deposits.

The Company has entered into co-operation agreements with two unrelated companies to assist those companies in their business development by consulting as to their business operations and providing working capital funding. As of June 30, 2009 and December 31, 2008 the Company has advanced these companies $1,860,161 and $1,846,041 respectively, which will be repaid with no interest before March 31, 2010.

Note 6 – PROPERTY, PLANT & EQUIPMENT

As of June 30, 2009 and December 31, 2008, Property, plant & equipment consisted of the following:
	06/30/2009	12/31/2008

Land	$7,040,992	$7,040,992
Real property	7,489,233	7,489,233
Machinery & equipment	156,526	155,850
Total	14,686,751	14,686,075
Accumulated depreciation	(268,305)	(164,623)
Net book value	$14,418,446	$14,521,452

During the six months ended on June 30, 2009 and June 30, 2008, depreciation expense was $103,682 and $102,202, respectively. The 2008 expenses included $55,864 of costs which pertain to Discontinued Operations.

On February 29, 2008, the Company purchased the assets of the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. This purchase price was allocated to the following asset categories:

Real property	$7,489,233
Land	7,040,992
Machinery, equipment & others	32,595
Sub-total	$14,562,820
Agency expenses	187,180
Total	$14,750,000

Pursuant to the criteria as set forth in EITF 98-3, Paragraph 6 and Article 11-01 of Regulation S-X, Paragraph (d)(1) & (d)(2), the Company has determined to treat this purchase as an acquisition of real estate.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 7 – INTANGIBLE ASSETS

As of June 30, 2009 and December 31, 2008, Intangible assets pertain to the valuation attributed to the customer relationships that were acquired as part of the acquisition of Dalian Huiming as discussed in Note 13 and consisted of the following:

	06/30/2009	12/31/2008
Customer relationship	$1,100,000	$1,100,000
Accumulated amortization	(132,000)	(44,000)

Intangible assets	$968,000	$1,056,000

During the six months ending on June 30, 2009 and June 30, 2008, amortization expenses were $88,000 and $0, respectively.

Projected future amortization is as following:

2009	$88,000
2010	$176,000
2011	$176,000
2012	$176,000
2013	$176,000
Thereafter	$176,000

Note 8 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 9 – DUE TO RELATED PARTIES

The Company has become indebted to a shareholder for advances the shareholder made to third parties on behalf of the Company. As of June 30, 2009 and December 31, 2008, the Company owed $694,894 and $830,842 respectively to such shareholder. The amount is also evidenced by a non-interest bearing promissory note payable upon demand.

The Company had owed $2,800,000 in the form of a non-interest bearing note payable on demand due to a related party, Shenzhen Kaibite Network Technology Co., Ltd., a subsidiary of one of the Company’s shareholders (First Capital Limited).  As of June 30, 2009, the Company has repaid this note.

During the six month period ending June 30, 2009, the Company borrowed $37,324,902 from Dalian Longliang Grain and Edible Oil Co., Ltd., a related party of Dalian Huiming’s minority shareholder. The Note payable is non-interest bearing, and secured by the $37,045,331 balance of the Company’s Restricted cash. Of this amount, $28,263,001 was repaid subsequent to June 30, 2009.  See Note 20.

As discussed in Note 11, the Company has an outstanding bank loan of RMB 70,000,000 ($10,246,052) which has been guaranteed by Dalian Ruilong Group, Dalian Furongweiye Group and Ms. Zhaojinxia, who was the legal representative of the Dalian Huiming Industry Ltd..  All of the above are related parties of Dalian Huiming’s minority shareholder.

As discussed in Note 11, the Company has an outstanding bank loan of RMB 30,000,000 ($4,391,165) which has also been guaranteed by Ms. Zhaojinxia.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 10 – MORTGAGE PAYABLE

As discussed in Note 5, in February 2008 the Company purchased the assets of the Bellisimo Vineyard.  This was in part financed by a mortgage funded by Trans America Life Insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 years term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of June 30, 2009 were $8,056,406 and $206,633, respectively.

Note 11 – SHORT TERM LOANS

	6/30/09	12/31/08
Huaxia Bank Dalian Branch (1)	$10,246,052	$1,170,515
Industrial Bank Dalian Branch (2)	4,391,165	-
	$14,637,217	$1,170,515

As of June 30, 2009, outstanding short term bank loans were comprised of:

(1) Bank loans of RMB 70,000,000 ($10,246,052) with an annual interest rate of 6.39%  guaranteed by Dalian Ruilong Group, Dalian Furongweiye Group and Ms. Zhaojinxia, who was the legal representative of the Dalian Huiming Industry Ltd.. All of the above are related parties of Dalian Huiming’s minority shareholder.

(2) Bank loans of RMB 30,000,000 ($4,391,165) with annual interest rate of 5.84% secured by inventory and guaranteed by Ms. Zhaojinxia, who was the legal representative of the Dalian Huiming Industry Ltd..

The Company repaid a loan of RMB 8,000,000 ($1,170,515) due to Huaxia Bank Dalian Branch during the six month period ending June 30, 2009.

Note 12 - INCOME TAXES

The Company is subject to the Income Tax Laws of PRC. All of the provisions for the three and six month periods ended June 30, 2009 and 2008 pertain to PRC taxes.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, whereby the Company became liable for income taxes at the 25% rate.

The following is a reconciliation of income tax expense for the six months ended June 30, 2009 and 2008:

June 30, 2009	U.S.	International	Total
Current	$-	$3,724,242	$3,724,242
Deferred	-	-	-
	$-	$3,724,242	$3,724,242

June 30, 2008	U.S.	International	Total
Current	$-	$448,755	$448,755
Deferred	-	-	-
	$-	$448,755	$448,755

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of June 30, 2009 and December 31, 2008.

 CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 13 – ACQUISITION

In October 2008, the Company acquired 60% of the outstanding shares of Dalian Huiming Industry Ltd. (“Dalian Huiming”) for a payment equivalent to $10,642,609.

The purchase price of $10,642,609 reflects the valuation of net identifiable assets and goodwill acquired, less the noncontrolling interest that continues to be held by a selling shareholder.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements since October 1, 2008 in accordance with SFAS 94 and SFAS 141.  The allocation of the purchase price was as follows:

Cash acquired	$3,148,940
Accounts receivable	8,806,935
Inventory	5,419,932
Loans to related parties	438,884
Property plant & equipment, and Other assets	12,274
Goodwill	1,602,134
Identifiable intangible asset- Customer relationships	1,100,000
Total Assets Acquired	20,529,099
Less Liabilities Assumed:
Accounts & Income taxes payable	4,100,530
Loans from related parties	1,329,255
Notes payable	1,173,313
Noncontrolling interest	3,283,392
Total Liabilities Assumed	9,886,490
Purchase Price	$10,642,609

The excess of purchase price over the identifiable assets acquired and liabilities assumed of $1,602,134 was recorded as Goodwill.  Identifiable intangible assets consisted of the value attributed to the Dalian Huiming’s customer relationships of $1,100,000.

The goodwill resulted from this acquisition was due to the value attributed to Dalian Huiming by the selling shareholders based on Dalian Huiming’s recent levels and growth of net income.  The computation of the acquired goodwill was as per the following:

Consideration (RMB 73,569,300)		$10,642,609
Fair value of net tangible assets of Dalian Huiming	$7,940,475
Fair value of Identified intangible asset - Customer relationship (Note 7)	1,100,000
		9,040,475
Goodwill		$1,602,134

Goodwill is not expected to be deductible for tax purposes in the PRC, the only jurisdiction in which the Company is paying and expects to pay income taxes.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 14 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis.  Rental expenses were $22,240 and $22,946 for the six months ended June 30, 2009 and 2008 respectively. The Company has no future minimum obligations as of June 30, 2009.

The Company has guaranteed a bank loan which as of June 30, 2009 amounted to $219,558 and is payable to the Industrial and Commercial Bank of China for Heilongjiang Grain and Edible Oil Co., Ltd. Dalian Branch, which was a related party of Dalian Huiming's minority shareholder.

Note 15 - STATUTORY RESERVE

Upon approval from the Board of Directors of Dalian Huiming, its statutory reserve can be used to offset accumulated losses or to increase capital. As of June 30 2009, the Company had allocated $1,423,933 to these non-distributable reserve funds. As of December 31, 2007, the Company’s Statutory reserve fund had exceeded 50% of registered capital and thus no further allocation is required.

Note 16 – CONCENTRATIONS

The Company had three customers who together accounted for approximately 67% of the Company’s revenues for the six months ended June 30, 2009. Three customers accounted for approximately 53% of the Company’s accounts receivable at June 30, 2009.

The Company had five vendors who together accounted for approximately 83% of the Company's purchases for six months ended June 30, 2009. Five vendors accounted for approximately 50% of the Company’s accounts payable at June 30, 2009.

Three customers accounted for more than 50% of the Company's sales for the six months ending June 30, 2008. A fourth customer, a related party, accounted for an additional 9% of sales. For the six months ending June 30, 2008, four vendors accounted for more than 65% of purchases.

Note 17 – STOCK WARRANTS

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company’s stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. Based on the EITF 96-18, the consulting expense for these services was recognized on a straight line basis over the one year period of the related consulting contract, and the related expense for the six months ended June 30, 2009 is $41,622.

Warrants Outstanding as of June 30, 2009

	Total Warrants	Exercise Price
Outstanding, December 31, 2008	1,350,000	$1.39-$1.50
Granted	-	-
Exercised	-	-
Outstanding, June 30, 2009	1,350,000	$1.39-$1.50

As of June 30, 2009, 766,666 warrants were exercisable.

 CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Note 18 – DISCONTINUED OPERATIONS

Effective September 30, 2008, the Company sold all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao") to Bothven Investments Limited ("Bothven"), pursuant to which the Company received a non-interest bearing note receivable from Bothven in the amount of $8,700,000, as discussed in Note 4. As a result, the operations of ErMaPao are now treated as a Discontinued operation in the Statements of Operations and Cash Flows.

The following table summarizes the operating results of the Discontinued operations of ErMaPao for the three months and six months ended June 30, 2008 respectively.

	Three Months ending June 30, 2008	Six Months ending June 30, 2008
Sales	$433,622	3,764,661
Cost of sales	(263,679)	(2,417,933)
Gross profit	169,943	1,346,728
Operating expenses	(103,656)	(227,789)
Income from Discontinued operations before income tax	66,287	1,118,940
Income tax	(15,636)	(278,784)
Net Income from Discontinued operations, net of tax	$50,651	840,156

Note 19 – LITIGATION

There is pending in the United States District Court for the Southern District of New York a securities fraud class action of Provo v. China Organic Agriculture, Inc., Changqing Xu, Xuefeng Guo, Huizhi Xiao, Shujie Wu and Jian Lin; 08 Civ. 10810 (PAC)(DF) (United States District Court, Southern District of New York).  The action was filed on or about December 12, 2008.  As to the Company, the complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.  Procedurally, the action is at an early stage.  Only the Company has been served with process, not any of the individual defendants.  The Company believes the claims against it have no merit and intends to vigorously defend its position.

Note 20 – SUBSEQUENT EVENTS

On July 9, 2009, the Company repaid the $28,263,001 that was due to Dalian Longliang Grain and Edible Oil Co., Ltd., as described in Note 9, by utilizing funds from its Restricted cash balance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this Form10-Q and in “Risk Factors” in our December 31, 2008 Form 10-K.

Overview

On March 15, 2007, China Organic Agriculture Inc. ("CNOA" or the "Company"), through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of China Organic Agriculture Limited ("COA"), which contains the Company's operating units. Under accounting principles generally accepted in the United States, the share exchange was considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange was equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Until the September, 2008 sale of Jilin Songyuan City ErMaPao Green Rice Ltd. ("ErMaPao"), the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products have been sold only within the People's Republic of China. As a result of the sale of ErMaPao, the Company no longer grows or produces rice. Rather, it is primarily engaged in the acquisition, trading and distribution of agricultural products. ErMaPao is now treated as a Discontinued Operation and is no longer reported as a separate segment.

The Company reports its operations under two segments. The first segment is agricultural products, which focuses on the trading and distribution of agricultural products. The Company purchased 60% of the stock of Dalian Huiming in October, 2008 for $10.6 million. The Dalian Huiming acquisition is described in detail in the Report on Form 8-K filed by the Company on October 2, 2008, and in the Notes to the Consolidated Financial Statements appearing elsewhere in this Report.  Dalian Huiming is engaged in grain procurement, trading, wholesale sales, and food delivery logistic services, and its operations are contained in the Agricultural Products Trading segment.

The second segment is the Wine Production segment that produces and acquires grapes to be converted into wine and ice wine.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Result of Operations

The following tables present certain information from the consolidated statement of operations of China Organic Agriculture, Inc. for three and six months ended June 30, 2009 and June 30, 2008.

	THREE MONTHS ENDED	THREE MONTHS ENDED
	JUNE 30 2009	JUNE 30 2008	% Change

Sales	$30,018,428	$3,268,668	818%
Cost of sales	(23,089,593)	(2,341,174)	886%
Gross profit	6,928,835	927,494	647%

Selling, general and administrative expenses	(477,413)	(569,688)	-16%
Income from operations	6,451,422	357,806	n/m

Other income	68,514	-	n/m
Interest expense, net	(398,283)	(300,852)	32%

Income from Continuing operations before income taxes	6,121,653	56,954	n/m
Provision for income taxes	(1,652,726)	(228,797)	622%

Net income (loss) from Continuing operations	4,468,927	(171,843)	n/m
Discontinued operations:
Income from ErMaPao, net of tax	-	50,651	n/m
Net Income (loss)	4,468,927	(121,192)	n/m
Less Income attributed to noncontrolling interest
	(1,987,837)	-	n/m
Net Income attributable to CNOA	$2,481,090	$(121,192)	n/m
Basic and diluted weighted average shares	73,157,232	51,548,776	42%
Total Basic and Diluted Earnings per Share	$0.03	$-	n/m

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30 2009	JUNE 30 2008	% Change

Sales	$66,745,736	$7,459,225	795%
Cost of sales	(51,431,107)	(5,655,331)	809%
Gross profit	15,314,629	1,803,894	749%

Selling, general and administrative expenses	(842,149)	(1,040,029)	-19%
Income from operations	14,472,480	763,865	1795%

Other income	683,067	-	n/m
Interest expense, net	(565,574)	(300,852)	88%

Income from Continuing operations before income taxes	14,589,973	463,013	n/m
Provision for income taxes	(3,724,242)	(448,755)	730%

Net income (loss) from Continuing operations	10,865,731	14,258	n/m
Discontinued operations:
Income from ErMaPao, net of tax	-	840,156	n/m
Net Income	10,865,731	854,414	1172%
Less Income attributed to noncontrolling interest
	(4,459,450)	-	n/m
Net Income attributable to CNOA	$6,406,281	$854,414	650%
Basic and diluted weighted average shares	73,157,232	51,548,776	42%
Total Basic and Diluted Earnings per Share	$0.09	$0.02	428%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Segment Information

Ankang and Dalian Huiming constitute the segment for the trading of agricultural products; Far East Wine, Ice Wine and Bellisimo Vineyard constitute the segment for wine production.

Three months ended June 30, 2009
	Agricultural products	Wine production	Others(2)	Total
Sales, net	$30,018,428	-	-	30,018,428
Cost of sales	$23,089,593)	-	-	(23,089,593)
Gross profit	$6,928,835	-	-	6,928,835
Depreciation and amortization	$(50,056)	(50,313)	-	(100,369)
Other income	-	68,514	-	68,514
Segment profit (loss)	$6,608,316	(438,539)	(48,124)	6,121,653
Total assets	$98,966,961	28,788,454	-	127,755,415

Three months ended June 30, 2008 (1)
	Agricultural products	Wine production	Others (2)	Total
Sales, net	$3,268,668	-	-	3,268,668
Cost of sales	$(2,341,174)	-	-	(2,341,174)
Gross profit	$927,494	-	-	927,494
Depreciation and amortization	$(2,242)	(50,313)	-	(52,555)
Segment profit (loss)	$904,996	(500,855)	(347,187)	56,954
Total assets	$5,798,343	15,645,774	-	21,444,117

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Segment Information

Six months ended June 30, 2009

	Agricultural products	Wine production	Others(2)	Total
Sales, net	$66,745,736	-	-	66,745,736
Cost of sales	$(51,431,107)	-	-	(51,431,107)
Gross profit	$15,314,629	-	-	15,314,629
Depreciation and amortization	$(94,806)	(100,626)	-	(195,432)
Other income	-	683,067	-	683,067
Segment profit (loss)	$14,830,179	(148,082)	(92,124)	14,589,973
Total assets	$98,966,961	28,788,454	-	127,755,415

Six months ended June 30, 2008 (1)
	Agricultural products	Wine production	Others (2)	Total
Sales, net	$7,459,225	-	-	7,459,225
Cost of sales	$(5,655,331)	-	-	(5,655,331)
Gross profit	$1,803,894	-	-	1,803,894
Depreciation and amortization	$(2,242)	(67,084)	-	(69,326)
Segment profit (loss)	$1,795,023	(535,979)	(796,031)	463,013
Total assets	$5,798,343	15,645,774	-	21,444,117

1.	The ErMaPao segment is now reclassified as discontinued operations and as such is not reflected in this table.
2.	Others included the warrant expenses, option expenses and CNOA corporate expenses.

Sales

Sales for the three months ending June 30, 2009 totaled $30,018,428 compared to $3,268,668 for the three months ending June 30, 2008, an increase of $26,749,760, or approximately 818%. Sales for the six months ending June 30, 2009 totaled $66,745,736 compared to $7,459,225 for the six months ending June 30, 2008, an increase of $59,286,511 or approximately 795%. These increases are attributable to the Company's acquisition of Dalian Huiming in October, 2008.  During the three months ending June 30, 2009, all sales were generated by the Company's Agricultural Products Trading segment, reflecting the Company’s new initiative of purchasing grains from producers and then reselling this to retailers and wholesalers.

Bellisimo Vineyard generated $123,375 of property rental revenue during the six months ended June 30, 2009, compared to $22,800 in the same period last year. Bellisimo’s revenues to date have been generated from the rental of buildings on the property.  In the future there should also be revenues from grape sales. The Company is currently under contract to sell its grapes to two wineries until 2011. The Company has been in negotiations with several wineries, including our current purchasers, to produce wine under the Company’s label.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Profit

The Company's gross profit for the three months ending June 30, 2009 was $6,928,835 (or 23% of revenue) compared to $927,494 (or 28% of revenue) for the three months ending June 30, 2008. The gross profit for the six months ending June 30, 2009 was $15,314,629 (or 23% of revenue) compared to $1,803,894 (or 24% of revenue) for the six months ending June 30, 2008. The increases in gross profit were attributable to the acquisition of Dalian Huiming in the 2008.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and six months ending June 30, 2009 reflected decreases of $92,275 and $197,880, respectively from the comparable 2008 periods.  These decreases are largely due to lower professional fees and expenses for corporate activities in 2009.

Interest Expense

Interest expenses were $398,283 and $565,574 for the three and six month periods ending June 30, 2009, and represented increases of $97,431 and $264,722 as compared to the corresponding 2008 periods. These increases mainly result from the additional bank debt incurred to support the increased working capital needs associated with the addition of Dalian Huiming’s operations and revenue growth, particularly the increase in receivables.

Provision for Income Taxes

The Company is subject to the income tax laws of the People's Republic of China ("PRC"). The PRC’s Enterprise Income Tax is now at a statutory rate of 25%. For the three and six month periods ending June 30, 2009, the Company accrued $1,652,726 and $3,724,242 in income taxes. The effective tax rates of 27% and 25.5% represented by these accruals are higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes

Discontinued Operations

The following table summarizes the operating results of the discontinued operations of ErMaPao for the three months and six months ended June 30, 2008 respectively:

	Three Months	Six Months
	ended June 30, 2008	ended June 30, 2008
Sales	$433,622	$3,764,661
Cost of sales	(263,679)	(2,417,933)
Gross profit	169,943	1,346,728
Operating expenses	(103,656)	(227,789)
Income from Discontinued operations before income tax	66,287	1,118,940
Income tax	(15,636)	(278,784)
Net Income from Discontinued operations, net of tax	$50,651	$840,156

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income (Loss)

Net income was $4,468,927 for the three months ending June 30, 2009, compared to net loss of $121,192 for the three months ending June 30, 2008. Net income was $6,418,753 for the six months ending June 30, 2009, compared to net income of $1,712,826 for the comparable 2008 period. These increases in net income were due to the acquisition of Dalian Huiming. As the Company owns only 60% of Dalian Huiming, 40% of total net income from Dalian Huiming was recorded as income attributed to noncontrolling interest.

Liquidity and Capital Resources

At June 30, 2009, cash and cash equivalents were $9,000,459 as compared to $7,338,817 at December 31, 2008.  Current assets totaled $110,626,797, and current liabilities were $58,595,906. The components of the $1,661,642 increase of cash and cash equivalents are reflected below.

Cash Flow
	Six months ended June 30, 2009	Six months ended June 30, 2008
Net cash provided (used) by operating activities	$(9,186,325)	$(10,301,212)
Net cash used by investing activities	(37,046,007)	(14,598,802)
Net cash (used)/provided by financing activities	47,894,084	15,320,368
Effects of exchange rates on cash	(110)	560,098
Net change in cash and cash equivalents	$1,661,642	$(9,019,548)

During the six months ended June 30, 2009, we had negative cash flow from operating activities of $9,186,325, primarily attributable to an increase in accounts receivable largely resulting from increased revenue levels.

The Company made a significant investment during the six months ending June 30, 2009 in the form of $37,045,331 of Restricted cash, potentially available for use in acquisitions.  This is compared to $14,598,804 used for investing activities for the six months ending June 30th 2008 to purchase the Bellisimo Vineyard. The funding of the Restricted cash was due to the Company receiving $37,324,902 from a related party.  The note payable was non-interest bearing, and was secured by the Restricted cash. During July of 2009, $28,263,001 of this note was repaid, utilizing funds from the Restricted cash.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months. However, we may need to raise additional capital in order to fund acquisitions and any substantive constructions. We would expect to raise those funds through credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. However, there can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

Recent Accounting Pronouncements

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

December 15, 2008. Based on the Company’s evaluation of this issue, the adoption of this accounting requirement has no effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for this fiscal quarter ending June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

(a)	Disclosure Controls

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are not effective in timely alerting them of material information that is required to be disclosed by us in the reports we file or submit under the Exchange Act, for the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2008.

In an attempt to rectify the deficiencies in our disclosure controls and procedures, we have re-engaged within the US an individual familiar with the requirements of US Securities laws and accounting regulations. This individual has been engaged to coordinate with the Company's Chinese representatives and its counsel and accountants in the United States. As part of his engagement, he is to provide us with procedures intended to heighten management's awareness of the need to comply with US Securities laws and facilitate such compliance, thereby improving our disclosure controls and procedures. The efforts of this individual are ongoing and are intended to ensure that we have appropriate disclosure controls and procedures no later than the end of this year.

Item 4T. Controls and Procedures (Continued)

(b)	Changes in Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that are intended to:

1.         ensure that we maintain records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

Our management, including our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this Report our financial controls and procedures are deficient. Such financial controls and procedures were not adequate for a public reporting company and we are undertaking steps, including the retention of outside experts, to assist in designing and implementing financial controls and procedures that will be sufficient for a public reporting company.  As noted above, we have re-engaged an individual within the United States to coordinate with our financial personnel in China in an effort to facilitate the adoption of appropriate financial controls and procedures.  Such improvements are intended to ensure that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, to allow timely decisions regarding required disclosure and that all transactions are recorded, accumulated and processed to permit the preparation of financial statements in accordance with generally accepted accounting principles on a timely basis to allow compliance with our reporting obligations under the Exchange Act.  Our efforts to adopt and implement appropriate financial controls and procedures are ongoing and are intended to ensure that we have appropriate financial controls and procedures no later than the end of this year.

During the quarterly period ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Amended Report on Form 10-K filed with the SEC on April 29, 2009. In addition to the risk factors noted in our Report on Form 10-K and the discussion of risks contained therein, as a result of the transformation of our business to a trading operation, we have three customers who together accounted for more than 67% of our revenues for the six months ended June 30, 2009, and five vendors from which we purchased approximately 83% of the products we sold to others.  The loss of our relationship with any of these vendors or either of our major customers could have a material adverse impact upon our business.

Item 5.  Other Information

We had previously filed with the SEC a Preliminary Information Statement where we stated that we had received the approval of our Board of Directors and the vote of the holders of a majority of the outstanding shares of our common stock to change our name to "Asia Premium Foods International, Inc."   The Board has determined not to change our corporate name at this time.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ORGANIC AGRICULTURE, INC.

Dated: August 14, 2009	By:	/s/ Jinsong Li
Jinsong Li
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jinsong Li
Weihong Xia
Chief Financial Officer
(Principal Financial and Accounting Officer)