Form 10-Q
period 2009-09-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2009-11-16
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

  73,157,232 shares of Common Stock, no par value per share, as of September 30, 2009.

FORM 10-Q
CHINA ORGANIC AGRICULTURE, INC..
TABLE OF CONTENTS

PART I. FINANCIAL STATEMENT
Item 1.

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008

Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2009 and 2008 (Unaudited)

Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2009 (Unaudited) and the Year ended December 31, 2008
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4T. Controls and Procedures

PART II. OTHER INFORMATION

Item 1A Risk Factors

Item 6. Exhibits

SIGNATURES

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," “anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but these words are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking.

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

Part 1 FINANCIAL STATEMENT

Item 1.  Financial Statements

CHINA ORGANIC AGRICULTURE, INC
CONSOLIDATED BALANCE SHEETS

Assets	09/30/2009 (Unaudited)	12/31/2008 (Audited/Restated)
Current Assets
Cash and cash equivalents	$17,306,954	$7,338,817
Restricted cash	8,786,059	-
Accounts receivable, net	44,169,190	26,448,294
Inventory	6,399,469	4,492,892
Acquisition deposit	2,617,952	2,617,952
Consideration receivable	3,480,000	8,700,000
Trade deposits	6,130,103	2,832,507
Advances	-	1,846,041
Due from related parties	853,378	-
Other receivables and prepayments	120,870	126,296
Total Current Assets	89,863,975	54,402,799
Goodwill	1,602,134	1,602,134
Property, plant & equipment, net	14,366,609	14,521,452
Mortgage costs – net	138,163	143,788
Intangibles, net	924,000	1,056,000
Total Assets	$106,894,881	$71,726,173
Liabilities and Stockholders’ Equity
Current Liabilities
Mortgage payable – current	$210,636	$198,854
Notes payable –	8,786,059	-
Short term loans	14,637,217	1,170,515
Accounts payable and accrued expenses	2,600,963	5,048,054
Due to related party	939,894	3,630,842
Taxes payable	2,753,710	3,335,751
Total Current Liabilities	29,928,479	13,384,016

Mortgage payable – long term	8,002,222	8,161,705

Total Liabilities	37,930,701	21,545,721
Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000,000 shares authorized, 73,157,232 issued and outstanding at September 30, 2009 and December 31, 2008	7,648,410	7,648,410
Additional paid in capital	659,642	597,209
Statutory reserves	1,423,933	1,423,933
Other comprehensive income	2,846,299	2,814,743
Retained earnings	43,928,196	33.011,722
CNOA Stockholders' Equity	56,506,480	45,496,017
Noncontrolling interest	12,457,700	4,684,435
Total Stockholders' Equity	68,964,180	50,180,452
Total Liabilities and Stockholders' Equity	$106,894,881	$71,726,173

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008

Sales	$39,656,537	$46,454,286	$106,402,273	$53,913,511
Cost of sales	(28,547,725)	(35,326,386)	(79,978,832)	(40,946,593)
Gross profit	11,108,812	11,127,900	26,423,441	12,966,918

Selling, general and administrative expenses	(587,239)	(416,651)	(1,429,388)	(1,579,854)
Income from operations	10,521,573	10,711,249	24,994,053	11,387,064

Gain on debt conversion	-	432,169	-	432,169
Other income/(expense)	154,774	180,964	837,841	269,014
Interest expense, net	(108,578)	(79,570)	(674,152)	(380,422)

Income from Continuing operations before income taxes	10,567,769	11,244,812	25,157,742	11,707,825

Provision for income taxes	(2,753,400)	(2,773,251)	(6,477,642)	(3,222,007)

Net income from Continuing operations	7,814,369	8,471,561	18,680,100	8,485,818
Discontinued operations:
Income from ErMaPao, net of tax	-	93,880	-	934,037
Income due to disposal of Ermapao	-	934,194	-	934,194
Net Income	7,814,369	9,499,635	18,680,100	10,354,049
Less Income attributed to noncontrolling interest	(3,304,176)	-	(7,763,626)	-
Net Income attributable to CNOA	$4,510,193	$9,499,635	$10,916,474	$10,354,049
Basic and Diluted weighted average shares	73,157,232	57,655,514	73,157,232	53,599,214
Basic and Diluted Earnings per Share
Income from Continuing operations attributable to CNOA shareholders	$0.06	$0.15	$0.15	$0.16
Income from Discontinued operations attributable to CNOA shareholders	-	0.02	-	0.03
Total Basic Earnings Per Share	$0.06	$0.17	$0.15	$0.19

Other Comprehensive Income:
Net Income	$4,510,193	$9,499,635	$10,916,474	$10,354,049
Foreign currency translation adjustment
- Controlling interest	12,269	1,128,843	21,915	1,987,255
- Noncontrolling interest	6,814	-	9,640	-
Net Comprehensive Income	$4,529,276	$10,628,478	$10,948,029	$12,341,304

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES
Net income attributed to CNOA from Continuing operations	$10,916,474	$8,485,818
Adjustments to reconcile net income to net cash
provided by operating activities:
Income attributed to non-controlling interest	7,763,626	-
Net income from Discontinued operations	-	1,868,231
Gain on sale of ErMaPao	-	(934,194)
Gain on debt conversion	-	(432,169)
Stock based compensation	62,433	250,988
Depreciation and amortization	293,144	290,664
Effect of changes in assets and liabilities:
Accounts receivables	(17,692,159)	(43,307,234)
Inventory	(1,902,113)	2,088,045
Trade deposits	(3,293,923)	(9,624)
Acquisition deposit	-	(13,260,561)
Advances	1,846,798	-
Restricted cash	(8,786,059)	-
Other receivable and prepayment	5,886	(1,808,307)
Accounts payable and accrued expenses	(2,450,874)	32,178,847
Proceeds of notes payables	8,786,059
Taxes payable	(585,280)	3,137,334

Net cash used by Operating Activities	(5,035,988)	(11,452,162)

CASH FLOWS USED BY INVESTING ACTIVITIES
Consideration receivable	5,220,000	-
Proceeds of sales, net of cash sold	-	(1,057,877)
Purchase of property & equipment	(676)	(15,178,052)
Net cash used by Investing Activities	5,219,324	(16,235,929)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of short term loans	14,637,217	-
Proceeds from mortgage payable, net of costs	-	8,515,000
Proceeds from related parties	109,052	10,341,515
Payment to related parties	(853,028)	-
Repayment of notes payable	(2,800,000)	-
Repayment of loan	(1,170,515)	-
Repayment of mortgage payable	(147,701)	(252,730)
Net cash from Financing Activities	9,775,025	18,603,785
Effect of exchange rate changes on cash and cash equivalents	9,776	948,627
Net change in cash and cash equivalents	9,968,137	(8,135,679)

Cash and cash equivalents, beginning balance	7,338,817	9,697,793

Cash and cash equivalents, ending balance	$17,306,954	$1,562,114

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments	$7,059,683	279,588
Interest payments	$962,323	380,422

NON CASH TRANSACTIONS:

Debt Converted to Equity	$7,346,875
ErMaPao Assets Sold:
Selling Price	$8,700,000
Book Value of Net ErMaPao Assets:
Cash	$1,057,877
All Other	$6,707,929
Total Net Book Value	$7,765,806

The accompanying notes are an integral part of these consolidated financial statements.

Item 5. Consolidated Statements of Stockholders’ Equity
   CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
Balance December 31, 2007	51,548,776	$733,704	$420,525	$824,168	$602,498	$16,471,521		$19,052,416
Comprehensive Income:
Net Income	-	-	-	(824,168)	-	17,461,437	1,328,623	17,965,892
Foreign currency translation	-	-	-	-	2,212,245	-	-	2,212,245
Debt conversion	21,608,456	6,914,706	-	-	-	-	-	6,914,706
Acquisition of Dalian Huiming	-	-	(1,304)	502,697	-	-	-	501,393
Reserves accrued in Dalian Huiming	-	-	-	921,236	-	(921,236)	-	-
Additional PIC from Xinbin	-	-	20,861	-	-	-	-	20,861
Purchase of subsidiary shares from non-controlling interest	-	-	-	-	-	-	3,355,812	3,355,812
Stock based compensation	-	-	157,127	-	-	-	-	157,127
Balance December 31, 2008	73,157,232	7,648,410	597,209	1,423,933	2,814,743	33,011,722	4,684,435	50,180,452
Comprehensive Income:
Net Income	-	-	-	-	9,639	10,916,474	7,763,626	18,689,739
Foreign currency translation	-	-	-	-	21,917	-	9,639	31,556
Stock based compensation	-	-	62,433	-	-	-	-	62,433
Balance September 30, 2009	73,157,232	$7,648,410	$659,642	$1,423,933	$2,846,299	$43,928,196	$12,457,700	$68,964,180

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 1 – ORGANIZATION

China Organic Agriculture, Inc. (“CNOA” or “Company”) (formerly Industrial Electric Services, Inc. or “IESI”) was incorporated in August 2005, in the state of Florida. The Company has seven subsidiaries as of September 30, 2009. China Organic Agriculture, Ltd. (“COA”) was incorporated in August 2006 under the laws of the British Virgin Islands.  Far East Wine Holding Group Ltd. (“FEW”) was incorporated in September 2008 under the laws of the British Virgin Islands. CNOA owns 100% of COA and FEW. Ankang Agriculture (Dalian) Co., Ltd. (“Ankang Dalian”) was founded in January 2008 under the laws of the People’s Republic of China (“PRC”).  It is owned 100% by Hong Kong Ankang Investments Co., Ltd (“HK Ankang”). COA owns 100% of HK Ankang.

In November 2008, Xinbin Manchu Autonomous County Bellisimo Ice Wine Co., Ltd (“Ice Wine”) was incorporated under the laws of the PRC. Ankang Dalian holds 60% of the outstanding shares of Ice Wine.

On October 31, 2008, the Company completed the acquisition of 100% of the shares of Princeton International Investment Ltd. (“Princeton”), which owned 60% of the outstanding shares of Dalian Huiming Industry Ltd. (“Dalian Huiming”). Dalian Huiming was incorporated in July 2001 under the laws of the PRC and Princeton was incorporated in April 2008 under the laws of Hong Kong.

On September 25, 2008, the Company entered into an agreement with Bothven Investments Ltd. whereby the Company sold its subsidiary, Jilin Songyuan City ErMaPao Green Rice Ltd. (“ErMaPao”), to Bothven for $8.7 million. The sale was completed on October 7, 2008 with an effective date of September 30, 2008.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CNOA and its subsidiaries, collectively referred to herein as the “Company”. These financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) and all material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of September 30, 2009 and September 30, 2008, and for the periods then ended.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation and Principles of Consolidation (Continued)

On March 15, 2007, CNOA, through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of COA. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  Thus the share exchange is equivalent to the issuance of stock by COA for the net assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA.  Share and per share amounts have been retroactively adjusted to reflect the merger.

Translation Adjustment

As of September 30, 2009 and December 31, 2008, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars in accordance with GAAP with the RMB as the functional currency.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with GAAP as a component of stockholders’ equity. Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risks and Uncertainties

The Company’s operations are carried out primarily in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance regulations, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, disease and other natural events, limited operating history, foreign currency exchange rates and the volatility of public markets.

Reclassification

Certain amounts in the 2008 financial statements were reclassified to conform to the period as of September 30, 2009 presentation.

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
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash

Restricted cash is used as security for purchasing goods from suppliers. Restricted cash represents the amount of money held under the Company's account by a bank, which will be released to the suppliers when purchase transactions have been completed. All of the underlying note payable was settled subsequent to September 30, 2009 utilizing funds from Restricted cash. See Note 22.

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis.  As of September 30, 2009 and December 31, 2008, there were reserves for doubtful accounts in the amount of $0 and $12,143, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. As of September 30, 2009 and December 31, 2008, inventory consisted of finished goods amounting to $6,321,437 and $4,492,892, respectively. As of Sep. 30, 2009, raw materials and work-in-process were $24,643 and $53,389 respectively. There were no raw materials or work-in-process as of December 31, 2008. No inventory reserve was deemed necessary at September 30, 2009 or Dec 31, 2008 respectively. As of September 30, 2009, the Company’s inventories were pledged as security for a bank loan as discussed in Note 12.  Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and packaging.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net identified assets acquired.  In accordance with GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carry amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  See Note 14, Acquisition, for additional information regarding goodwill.

Long-Lived Assets

The Company annually evaluates the carrying value of long-lived assets to be held and used in accordance with GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  The Company intends to evaluate its long-lived assets prior to completing its annual financial statement.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company believes that the carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue comprises the fair value of the consideration received or receivable for the sale of goods and services in the ordinary course of the Company’s activities. Revenue is shown net of value-added tax, returns, rebates and discounts. Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. There are no post-shipment obligations, price protection, or “bill and hold” arrangements.  The Company had anticipated recognizing income resulting from its October 1, 2008 agreement with Red Wine Saga Company, Ltd., evenly over the 36 month term of the agreement.   However as noted below, this agreement has been modified and no revenue was recognized from this agreement in the three months ended September 30, 2009.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  The Company’s products are not returnable. As of September 30, 2009 and December 31, 2008, there was no unearned revenue recorded.

Other Income

Other income for the nine month period ended September 30, 2009 includes $500,000 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell the Bellisimo brand red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011.  The agreement originally provided for $6,000,000 to be paid in quarterly installments of $500,000.  The agreement has been amended to eliminate the quarterly installments until such time as the company begins to deliver red wine for sale under the Bellisimo brand.

Income Taxes

GAAP requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  As of September 30, 2009 and December 31, 2008, there were no differences between the tax bases of the Company’s assets and liabilities and their financial reporting amounts.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with GAAP. The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common shares outstanding adjusted for the impact of potentially dilutive securities outstanding.  The dilutive impact of warrants outstanding is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants.  The warrants outstanding were anti-dilutive for the three and nine month periods ending September 30, 2009 and thus were not included in the computation of earnings per share for those periods.

Statement of Cash Flows

In accordance with GAAP, cash flows from the Company’s operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Accounting Standards Codification In July 2009, the Financial Accounting Standards Board (“FASB”) issued standards that established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the quarterly period ended September 30, 2009 for CNOA).

In December 2007, the FASB issued a standard that established accounting and reporting standards for the noncontrolling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported within equity, but separate from the parent’s equity, in the consolidated financial statements. This new standard was effective for the Company's fiscal year beginning January 1, 2009, and consistent with the transitional provisions, this standard presentation and disclosure requirements were applied retroactively.

In March 2008, the FASB issued a standard regarding the disclosures about derivative instruments and hedging activities which was effective January 1, 2009. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 2009, the FASB issued a standard that established general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles.  This standard, among other things, set forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard effective with the fiscal quarter ending June 30, 2009.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 3 – RESTRICTED CASH

By September 30, 2009, the Company issued bank notes of $8,786,059 to two suppliers for goods purchase. The Notes payable are non-interest bearing, and secured by the $8,786,059 balance of the Company’s restricted cash. All of underlying note payable was settled subsequent to September 30, 2009 utilizing funds from Restricted cash. See Note 22.

Note 4 – ACQUISITION DEPOSITS

The Company has on deposit approximately $2,617,952 with the Huanyatong Investment Co., Ltd. in anticipation of possible further investment and acquisition activity. The deposit will be returned with no interest before December 31, 2009 if there are no further investments or acquisitions as of November 30, 2009.

Note 5 – CONSIDERATION RECEIVABLE

Effective September 30, 2008, the Company sold all of its shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao") to Bothven Investments Limited ("Bothven"), for a non-interest bearing note receivable of $8,700,000. On March 18, 2009, Bothven and the Company signed the Extension Payment Agreement wherein it was agreed that Bothven would pay the Company the $8,700,000 in three installments of 30% by July 31, 2009, 30% by September 30, 2009 and 40% by October 31, 2009. As of September 30, 2009, $3,480,000 of this receivable remained unpaid. All of the remaining amount was paid subsequent to September 30, 2009. See Note 22.

Note 6 – TRADE DEPOSITS AND ADVANCES

Trade deposits represent amounts held by suppliers as deposits. As of September 30, 2009 and December 31, 2008, the Company had $6,130,103 and $2,832,507, respectively, recorded as trade deposits.

The Company has entered into co-operation agreements with two unrelated companies to assist those companies in their business development by consulting as to their business operations and providing working capital funding. As of September 30, 2009 and December 31, 2008, the Company has advanced these companies $0 and $1,846,041, respectively.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 7 – PROPERTY, PLANT & EQUIPMENT

As of September 30, 2009 and December 31, 2008, property, plant & equipment consisted of the following:

	09/30/2009	12/31/2008

Land	$7,040,992	$7,040,992
Real property	7,489,233	7,489,233
Machinery & equipment	156,526	155,850
Total	14,686,751	14,686,075
Accumulated depreciation	(320,142)	(164,623)
Net book value	$14,366,609	$14,521,452

During the nine months ended on September 30, 2009 and September 30, 2008, depreciation expense was $155,519 and $113,692, respectively. The 2008 expense included $55,864 of costs which pertain to Discontinued Operations.

On February 29, 2008, the Company purchased the assets of the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. This purchase price was allocated to the following asset categories:

Real property	$7,489,233
Land	7,040,992
Machinery, equipment & others	32,595
Sub-total	$14,562,820
Agency expenses	187,180
Total	$14,750,000

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 8 – INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, Intangible assets pertain to the valuation attributed to the customer relationships that were acquired as part of the acquisition of Dalian Huiming as discussed in Note 14 and consisted of the following:

	09/30/2009	12/31/2008

Customer relationship	$1,100,000	$1,100,000
Accumulated amortization	(176,000)	(44,000)

Intangible assets	$924,000	$1,056,000

During the nine months ending on September 30, 2009 and September 30, 2008, amortization expenses were $132,000 and $0, respectively.

Projected future amortization is as follows:

2010	$176,000
2011	176,000
2012	176,000
2013	176,000
2014	176,000
Thereafter	$44,000

Note 9 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 10 – RELATED PARTIES

Due from related parties

As of September 30, 2009 and December 31, 2008, Dalian Longliang Rice & Oil Co., Ltd and Ms. Zhaojinxia (the legal representative of the Dalian Huiming) owed the Company $853,378 and $0 respectively. All of the above are related parties of Dalian Huiming’s minority shareholder.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 10 – DUE TO RELATED PARTIES (CONTINUED)

Due to related parties
The Company has become indebted to a shareholder for advances the shareholder made to third parties on behalf of the Company. As of September 30, 2009 and December 31, 2008, the Company owed $939,894 and $830,842 respectively to such shareholder. The amount is also evidenced by a non-interest bearing promissory note payable upon demand.

As discussed in Note 12, the Company has an outstanding bank loan of RMB 70,000,000 ($10,246,052) which has been guaranteed by Dalian Ruilong Group, Dalian Furongweiye Group and Ms. Zhaojinxia, who was the legal representative of the Dalian Huiming. All of the above are related parties of Dalian Huiming’s minority shareholder.

As discussed in Note 12, the Company has an outstanding bank loan of RMB 30,000,000 ($4,391,165) which has also been guaranteed by Ms. Zhaojinxia.

All of the inventories of Dalian Huiming were kept in the warehouse of Heilongjiang Rice & Oil Material Co., Ltd, which was a related party of Dalian Huiming’s minority shareholder. For the period as of September 30, 2009 and September 30, 2008, the Company paid the warehouse fee of $90,056 and $0 respectively.

Note 11 – MORTGAGE PAYABLE

As discussed in Note 7, in February 2008 the Company purchased the assets of the Bellisimo Vineyard.  This was in part financed by a mortgage funded by Trans America Life Insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 year term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of September 30, 2009 were $8,002,222 and $210,636, respectively.

Projected future payable is as follows:

2010	$210,636
2011	227,441
2012	245,585
2013	265,176
2014	286,332
Thereafter	$6,977,688

Note 12 – SHORT TERM LOANS
	9/30/2009	12/31/2008

Huaxia Bank Dalian Branch (1)	$10,246,052	$1,170,515
Industrial Bank Dalian Branch (2)	4,391,165	-
	$14,637,217	$1,170,515

As of September 30, 2009, outstanding short term bank loans were comprised of:

(1) Bank loans of RMB 70,000,000 ($10,246,052) with an annual interest rate of 6.39% guaranteed by Dalian Ruilong Group, Dalian Furongweiye Group and Ms. Zhaojinxia, who was the legal representative of the Dalian Huiming Industry Ltd. All of the above are related parties of Dalian Huiming’s minority shareholder.

(2) Bank loans of RMB 30,000,000 ($4,391,165) with annual interest rate of 5.84% secured by inventory of $4,391,165 and guaranteed by Ms. Zhaojinxia, who was the legal representative of the Dalian Huiming Industry Ltd.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 13 - INCOME TAXES

The Company is subject to the Income Tax Laws of PRC,Hong Kong and the United States. All of the provisions for the three and nine month periods ended September 30, 2009 and 2008 pertain to PRC taxes.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and the Company became liable for income taxes at the 25% rate.
The income tax expenses for the nine months ended September 30, 2009 and 2008 all pertain to PRC taxes.

The following is a summary of income tax expense for the nine months ended September 30, 2009 and 2008:

September 30, 2009	U.S.	International	Total
Current	$ -	$ 6,477,642	$ 6,477,642
Deferred	-	-	-
Total	$ -	$ 6,477,642	$ 6,477,642

September 30, 2008	U.S.	International	Total
Current	$ -	$ 3,222,007	$ 3,222,007
Deferred	-	-	-
Total	$ -	$ 3,222,007	$ 3,222,007

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets resulting from losses in the US as of September 30, 2009 and December 31, 2008.

Note 14 – ACQUISITION

In October 2008, the Company acquired 60% of the outstanding shares of Dalian Huiming Industry Ltd. (“Dalian Huiming”) for a payment equivalent to $10,642,609. With this acquisition the Company has focused on agriculture products trading.

The net purchase price reflects the valuation of net identifiable assets and goodwill acquired, less the noncontrolling interest that continues to be held by a selling shareholder.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements since October 1, 2008 in accordance with GAAP. The allocation of the purchase price was as follows:

Cash acquired	$3,148,940
Accounts receivable	8,806,935
Inventory	5,419,932
Loans to related parties	438,884
Property plant & equipment, and Other assets	12,274
Goodwill	1,602,134
Identifiable intangible asset- Customer relationships	1,100,000
Total Assets Acquired	20,529,099
Less Liabilities Assumed:
Accounts & Income taxes payable	4,100,530
Loans from related parties	1,329,255
Notes payable	1,173,313
Noncontrolling interest	3,283,392
Total Liabilities Assumed	9,886,490
Net Purchase Price	$10,642,609

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The goodwill resulted from this acquisition was due to the value attributed to Dalian Huiming by the selling shareholders based on Dalian Huiming’s recent levels and growth of net income.  The computation of the acquired goodwill was as per the following:

Net Consideration		$10,642,609
Fair value on net assets acquired	7,940,475
Fair value on Identified intangible asset - Customer relationship (Note 8)	1,100,000
		9,040,475
Goodwill		$1,602,134

Goodwill is not expected to be deductible for tax purposes in the PRC, the jurisdiction in which Dalian Huiming is located.

Note 15 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis.  Rental expenses were $33,360 and $34,419 for the nine months ended September 30, 2009 and 2008, respectively. The Company has no future minimum obligations as of September 30, 2009.

The Company has guaranteed a bank loan which, as of September 30, 2009, amounted to $219,558 and is payable to the Industrial and Commercial Bank of China for Heilongjiang Grain and Edible Oil Co., Ltd., which was a related party of Dalian Huiming's minority shareholder.

Note 16 - STATUTORY RESERVE

Upon approval from the Board of Directors, the Company’s statutory reserve can be used to offset accumulated losses or to increase capital. As of September 30 2009, the Company had allocated $1,423,933 to these non-distributable reserve funds. The Company’s Statutory reserve fund has exceeded 50% of registered capital and thus no further allocation is required.

Note 17 – CONCENTRATIONS

The Company had two customers who together accounted for approximately 67% of the Company’s revenues for the nine months ended September 30, 2009. These two customers accounted for approximately 29% of the Company’s accounts receivable at September 30, 2009.  The Company had three vendors who together accounted for approximately 69% of the Company's purchases for nine months ended September 30, 2009. These three vendors accounted for approximately 45% of the Company’s accounts payable at September 30, 2009.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 18 – STOCK WARRANTS

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company’s stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model.  The consulting expense for these services was recognized on a straight line basis over the one year period of the related consulting contract, and the related expense for the nine months ended September 30, 2009 is $62,433.

Warrants Outstanding as of September 30, 2009

	Total Warrants	Exercise Price
Outstanding, December 31, 2008	1,350,000	$1.39-$1.50
Granted	-	-
Exercised	-	-
Expired	(350,000)	$1.50
Outstanding September 30, 2009	1,000,000	$1.39

As of September 30, 2009, 766,666 warrants were exercisable.

Note 19 – DISCONTINUED OPERATIONS

Effective September 30, 2008, the Company sold all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao") to Bothven Investments Limited ("Bothven"), for which the Company received a non-interest bearing note receivable from Bothven in the amount of $8,700,000, as discussed in Note 5. As a result, the operations of ErMaPao are now treated as a Discontinued operation in the Statements of Operations and Cash Flows.

The following table summarizes the operating results of the Discontinued operations of ErMaPao for the three months and nine months ended September 30, 2008 respectively.

	Three Months ending September 30, 2008	Nine Months ending September 30, 2008
Sales	$771,481	$4,536,142
Cost of sales	(559,737)	(2,977,670)
Gross profit	211,744	1,558,472
Operating expenses	(86,925)	(314,713)
Income from Discontinued operations before income tax	124,819	1,243,759
Income tax	(30,938)	(309,722)
Net Income from Discontinued operations, net of tax	$93,881	$934,037

 CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 20- SEGMENT REPORTING

GAAP requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.
We operate in two business segments, agricultural commodities, which we acquire, trade and supply to users; and the wine industry, for which we grow grapes and intend to act as an importer into Asia where we may also distribute wines and ice wines. ErMaPao has been sold and thus is treated as a Discontinued Operation and is no longer reported as a separate segment.

Three months ended September 30, 2009
	Agricultural products	Wine production	Others(1)	Total
Sales, net	$39,656,537	-	-	$39,656,537
Cost of sales	(28,547,725)	-	-	(28,547,725)
Gross profit	11,108,812	-	-	11,108,812
Depreciation and amortization	47,399	50,313	-	97,712
Other income	-	154,774	-	154,774
Segment profit (loss)	10,944,524	(38,909)	(229,268)	10,676,347
Total assets	78,106,427	28,788,454	-	106,894,881
Expenditures for long term assets	-	-	-	-
Goodwill	$1,602,143	-	-	$1,602,143

Three months ended September 30, 2008
	Agricultural products	Wine production	Others (1)	Total
Sales, net	$46,454,286	-	-	$46,454,286
Cost of sales	35,326,386	-	-	35,326,386
Gross profit	11,127,900	-	-	11,127,900
Depreciation and amortization	343	117,397	-	117,740
Other income	-	180,964		180,964
Segment profit (loss)	10,740,407	(44,842)	196,648	10,892,213
Total assets	$71,791,626	15,173,820	-	$86,365,446
Expenditures for long term assets	278	-	-	278
Goodwill	-	-	-	-

Nine months ended September 30, 2009
	Agricultural products	Wine production	Others(1)	Total
Sales, net	$106,402,273	-	-	$106,402,273
Cost of sales	(79,978,832)	-	-	(79,978,832)
Gross profit	26,423,441	-	-	26,423,441
Depreciation and amortization	142,205	150,939	-	293,144
Other income	-	837,841	-	837,841
Segment profit (loss)	25,657,211	(65,697)	(240,380)	25,831,894
Total assets	78,106,427	28,788,454	-	106,894,881
Expenditures for long term assets	186	490	-	676
Goodwill	$1,602,143	-	-	$1,602,143

Nine months ended September 30, 2008
	Agricultural products	Wine production	Others (1)	Total
Sales, net	$53,913,511	-	-	$53,913,511
Cost of sales	(40,946,593)	-	-	(40,946,593)
Gross profit	12,966,918	-	-	12,966,918
Depreciation and amortization	670	117,397	-	118,067
Other income	-	269,014	-	269,014
Segment profit (loss)	12,567,268	(491,137)	(420,053)	11,656,078
Total assets	$71,791,626	15,173,820	-	$86,365,446
Expenditures for long term assets	4,232	15,173,820		15,178,052
Goodwill	-	-	-	-

(1)	Others included the warrant expenses and CNOA corporate expenses
(2)	Other income and Segment profit (loss) of our wine segment result mainly to the Bellisimo Vineyard’s rental activities

Note 21 – LITIGATION

There is pending in the United States District Court for the Southern District of New York a securities fraud class action entitled Provo v. China Organic Agriculture, Inc., Changqing Xu, Xuefeng Guo, Huizhi Xiao, Shujie Wu and Jian Lin; 08 Civ. 10810 (PAC)(DF) (United States District Court, Southern District of New York).  The action was filed on or about December 12, 2008.  As to the Company, the complaint alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.  Procedurally, the action is at an early stage.  The Company believes the claims against it have no merit and, unless a satisfactory settlement can be achieved, intends to vigorously defend its position.

Note 22 – SUBSEQUENT EVENTS

On October 29, 2009, the Company paid $8,786,059 to two suppliers for purchasing goods, as described in Note 3, by utilizing funds from its Restricted cash balance.

As of October 30, 2009, the Company received remaining due on the Consideration receivable created upon the sale of Ermapao. See Note 5.

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

Overview

Introduction

In March 2007 we, then a publicly traded company with no operations, acquired through a reverse merger all of the shares of China Organic Agriculture Limited ("COA"). COA is a holding company formed under the laws of the British Virgin Islands that then owned all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is an operating company organized under the laws of China in May 2002 engaged in growing, processing and distributing rice.  In addition to such activities, in early 2008 we began to engage on a limited basis in trading and the wholesale distribution of rice and other agricultural commodities.

In May 2007 we changed our name to China Organic Agriculture, Inc. As used in this report, the terms "we," "our," "Company" and "China Organic" refer to China Organic Agriculture, Inc. and its subsidiaries, and the terms "ton" and "tons" refers to metric tons, in each case, unless otherwise stated or the context requires otherwise. Since most of our business activities take place in China, our functional currency is the Renminbi, which had an average exchange rate to the US dollar of $0.1464 for the nine months ended September 30, 2009.

The acquisition of COA was accounted for as a reverse acquisition. Consequently, our financial statements included herein for dates and periods prior to the consummation of the acquisition reflect the historical financial condition, results of operations and cash flows of COA and its subsidiary, ErMaPao. Effective September 30, 2008, we sold ErMaPao to Bothven Investments Ltd. Consequently, in all financial statements contained herein, ErMaPao is treated as a “Discontinued Operation.”

Operations

We commenced active operations in China upon completion of the reverse merger in March 2007 in which we acquired COA and its operating subsidiary, ErMaPao.  Through ErMaPao we engaged in growing, processing and distributing rice.  In addition to such activities, since early 2008 we have been engaged in trading and the wholesale distribution of rice and other agricultural commodities purchased from third parties.

In February 2008 we purchased the Bellisimo Vineyard, a 153 acre operating vineyard in Sonoma County, California. Before we acquired the Bellisimo Vineyard, it was providing Merlot, Chardonnay, and Cabernet Sauvignon grapes to local wineries for both red and white wines. We may continue to sell those grapes to local wineries or to wineries which make wines for resale in China and elsewhere in Asia.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In June 2008 we formed a subsidiary under the laws of the British Virgin Islands to act as the importer of record in connection with our efforts to distribute wines to wholesalers in China and Asia. Management believes that demand in China is growing for premium wines and we intend to seek to import wines from the United States and other growing regions initially into China and then to other destinations in Asia. We are in the early stages of seeking to become a wine importer and this will be a new business for us.  We have no experience in the distribution of wine and there can be no assurance that we will be able to successfully import wines into China.

In October 2008, we acquired all of the outstanding shares of Princeton International Investment Ltd. (“Princeton”), which owned, and was formed to facilitate our acquisition of, 60% of the outstanding shares of Dalian Baoshui District Huiming Trading Limited ("Dalian Huiming”). Dalian Huiming, founded in 2001, is headquartered in the Dalian Free Trade Zone, in Dalian City Liaoning Province, China. Dalian Huiming is engaged in grain purchasing, international and domestic trading, wholesale sales and food delivery logistic services. Dalian Huiming’s activities are primarily focused on soybeans, corn and cereal crops, which are major products of the provinces located in Northeastern China. Most of Dalian Huiming's sales are to other distributors or industrial users of agricultural products and it distributes its products in many regions of China, including Liaoning Province, Jiling Province, Heilongjiang Province, Sichuan Province, Fujian Province and the cities of Beijing and Shanghai.

Dalian Huiming purchases agriculture products from independent suppliers and sells the products to buyers with which it has pre-existing relationships.

In December 2008, the Company entered a joint venture with China-based Xinbin Manchu Autonomy County East Star Wine Company Ltd. ("Xinbin"). The joint venture, Bellisimo Ice Wine, is intended to enable the Company to market premium table wines and specialty ice wines in China.  The Company owns 60% of Bellisimo Ice Wine.

The Company cannot predict whether the addition of wines to its product mix will be profitable, or what proportion of the Company's business will ultimately be derived from wine production and distribution.

Principal Customers

During the nine months ended September 30 2009, the Company’s principal customers, the proceeds from sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	$ 40,344,368	38%
Beijing Golden Valley Trading Co. Ltd.	30,878,067	29%
Shanghai Good Friend Trading Group, Co. Ltd	7,963,089	7%
Jing Yun Da Investment Co. Ltd.	5,779,086	5%
Beijing Li Da Long Trading Co. Ltd	4,976,458	5%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The concentration of our sales to a limited number of customers leaves us vulnerable to an adverse short-term impact on its revenues should one of these customers cease doing business or reduce the amount of business it does with us.

We obtain supplies of grain from a limited number of companies. The purchases made from each of these suppliers during the nine months ended September 30 2009, and the percentages of our business represented by each of these suppliers were as follows:

Suppliers	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd	$ 36,723,280	45%
Heilongjiang Wuchang Littlehill Grain Storage Co. Ltd	13,813,675	17%
Heilongjiang BaoQuanLin Grain Transportation Co. Ltd	6,306,508	8%
Heilongjiang Ah City Second Grain Storage Co. Ltd	5,642,813	7%
Heihe Aihui Grain Storage Co. Ltd	6,067,186	7%

The limited number of companies from which we obtain inventories leaves us vulnerable to an adverse short-term impact on our revenues should one of these suppliers cease doing business or reduce the amount of business it does with us.

Competition

The competition for the purchases of grain in the open market is fierce and the barriers to entry are low. The Company competes with many larger, nationalized companies such as Jiu San Co. Ltd. and Zhong Liang Co. Ltd. Many of these companies have larger organizations and are substantially better capitalized than the Company

To date, our sales primarily have been limited to customers within the PRC and we expect that our sales will remain primarily domestic for the immediate future. The markets for our products have been experiencing increased levels of demand as China continues its recent rate of growth. Yet, as they expand, the markets for our products remain highly competitive. Our marketing strategy involves developing long term ongoing working relationships with suppliers and customers which foster mutually advantageous relationships.

Employees

As of September 1, 2009, we had employed 193 full-time employees. Approximately 40% of our employees are management and sales personnel and the balance are operational employees. None of our employees is represented by a union.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Properties

Dalian Huiming rents office space at 25 Tongxing Street Zhong Shan District, Dalian, Liaoning. This space is approximately 337 sq. meters and the annual rent is approximately $39,800.  Through another subsidiary we rent space at Manhattan Building #1, Suite 1511, Dalian City, Liaoning Province. This space is approximately 300 sq meters and the annual rent is approximately $17,280

The Bellisimo Vineyard is a 153 acre operating vineyard in Sonoma County, California. There are seven buildings located on the Bellisimo Vineyard which we rent to third parties.

We acquired the Bellisimo Vineyard for $14,750,000. A portion of the purchase price, $8,515,000, was paid with funds provided by a commercial US lender which was granted a first lien on the property. The balance of the purchase price was financed with $6,216,000 loaned from a related party pursuant to an agreement providing for 4% interest per annum over a five year term and internally generated funds. During 2008 the 4% loan was swapped for equity as discussed below. The $8,515,000 mortgage is payable over twenty years with an interest rate, initially set at 7.70%, that adjusts every four years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Result of Operations

The following tables present certain information from our consolidated statement of operations for the three and nine months ended September 30, 2009 and September 30, 2008.

	THREE MONTHS ENDED	THREE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008	% Change

Sales	$39,656,537	$46,454,286	-15%
Cost of sales	(28,547,725)	(35,326,386)	-19%
Gross profit	11,108,812	11,127,900	0%
Selling, general and administrative expenses	(587,239)	(416,651)	41%
Income from operations	10,521,573	10,711,249	-2%
Other income	154,774	613,133	-75%
Interest expense, net	(108,578)	(79,570)	36%
Income from Continuing operations before income taxes	10,567,769	11,244,812	-6%
Provision for income taxes	(2,753,400)	(2,773,251)	-1%
Net income from Continuing operations	7,814,369	8,471,561	-8%
Net Income from Discontinued operations:	-	1,028,074	n/m
Net Income	7,814,369	9,499,635	-18%
Less Income attributed to noncontrolling interest	(3,304,176)	-	n/m
Net Income attributable to CNOA	$4,510,193	$9,499,635	-53%
Basic and diluted weighted average shares	73,157,232	57,655,514	27%
Basic and diluted Earnings Per Share	$0.06	$0.17	-65%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2009	SEPTEMBER 30, 2008	% Change

Sales	$106,402,273	$53,913,511	97%
Cost of sales	(79,978,832)	(40,946,593)	95%
Gross profit	26,423,441	12,966,918	104%
Selling, general and administrative expenses	(1,429,388)	(1,579,854)	-10%
Income from operations	24,994,053	11,387,064	119%
Other income	837,841	701,183	19%
Interest expense, net	(674,152)	(380,422)	77%
Income from Continuing operations before income taxes	25,157,742	11,707,825	115%
Provision for income taxes	(6,477,642)	(3,222,007)	101%
Net income from Continuing operations	18,680,100	8,485,818	120%
Net Income from Discontinued operations:	-	1,868,231	n/m
Net Income	18,680,100	10,354,049	80%
Less Income attributed to noncontrolling interest	(7,763,626)	-	n/m
Net Income attributable to CNOA	$10,916,474	$10,354,049	5%
Basic and diluted weighted average shares	73,157,232	53,599,214	36%
Basic and diluted Earnings Per Share	$0.15	$0.19	-21%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Business Segment Information

We operate in two business segments, agricultural commodities, which we acquire, trade and supply to users; and the wine industry, for which we grow grapes and intend to act as an importer into Asia where we may also distribute wines and ice wines.

Three months ended September 30, 2009
	Agricultural products	Wine production(2)	Others(1)	Total
Sales, net	$39,656,537	-	-	$39,656,537
Cost of sales	(28,547,725)	-	-	(28,547,725)
Gross profit	11,108,812	-	-	11,108,812
Depreciation and amortization	47,399	50,313	-	97,712
Other income	-	154,774	-	154,774
Segment profit (loss)	10,944,524	(38,909)	(229,268)	10,676,347
Total assets	78,106,427	28,788,454	-	106,894,881
Expenditures for long term assets	-	-	-	-
Goodwill	$1,602,143	-	-	$1,602,143

Three months ended September 30, 2008
	Agricultural products	Wine production(2)	Others (1)	Total
Sales, net	$46,454,286	-	-	$46,454,286
Cost of sales	(35,291,262)	-	-	(35,291,262)
Gross profit	11,163,024	-	-	11,163,024
Depreciation and amortization	343	117,397	-	117,740
Other income	-	180,964		180,964
Segment profit (loss)	10,740,407	(44,842)	196,648	10,892,213
Total assets	$71,791,626	15,173,820	-	$86,365,446
Expenditures for long term assets	278	-	-	278
Goodwill	-	-	-	-

(1)	Others included the warrant expenses, option expenses and CNOA corporate expenses.
(2)	Other income and Segment profit (loss) of our wine segment result mainly to the Bellisimo Vineyard’s rental activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Nine months ended September 30, 2009
	Agricultural products	Wine production(2)	Others(1)	Total
Sales, net	$106,402,273	-	-	$106,402,273
Cost of sales	(79,978,832)	-	-	(79,978,832)
Gross profit	26,423,441	-	-	26,423,441
Depreciation and amortization	142,205	150,939	-	293,144
Other income	-	837,841	-	837,841
Segment profit (loss)	25,657,211	(65,697)	(240,380)	25,831,894
Total assets	78,106,427	28,788,454	-	106,894,881
Expenditures for long term assets	186	490	-	676
Goodwill	$1,602,143	-	-	$1,602,143

Nine months ended September 30, 2008
	Agricultural products	Wine production(2)	Others (1)	Total
Sales, net	$53,913,511	-	-	$53,913,511
Cost of sales	(40,946,593)	-	-	(40,946,593)
Gross profit	12,966,918	-	-	12,966,918
Depreciation and amortization	670	117,397	-	118,067
Other income	-	(269,014)	-	(269,014)
Segment profit (loss)	12,871,406	(491,137)	(420,053)	11,960,216
Total assets	$71,791,626	15,173,820	-	$86,365,446
Expenditures for long term assets	4,232	15,173,820		15,178,052
Goodwill	-	-	-	-

   (1)  Others included the warrant expenses, option expenses and CNOA corporate expenses.
   (2)  Other income and Segment profit (loss) of our wine segment result mainly to the Bellisimo Vineyard’s rental activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales

Sales for the three months ending September 30, 2009 totaled $39,656,537 compared to $46,454,286 for the three months ending September 30, 2008, a decrease of $6,797,749, or approximately 15%. Sales for the nine months ending September 30, 2009 totaled $106,402,273 compared to $53,913,511 for sale in the nine months ending September 30, 2008, an increase of $52,488,766 or approximately 97%. The sales decrease in the third quarter this year was due to the Company’s decision to focus on higher margin sales which lowered trading volume but increased the gross margin percentage. During the nine months ending September 30, 2009, most of our sales were generated by Dalian Huiming, which was acquired in October of 2008, reflecting the Company’s new initiative of purchasing grains from producers and then reselling these to retailers and wholesalers. Prior to the acquisition of Dalian Huiming, the Company’s agriculture trading business was relatively small.

Gross Profit

The Company's gross profit for the three months ending September 30, 2009 was $11,108,812 (28% of revenue) compared to $11,127,900 (24% of revenue) for the three months ending September 30, 2008. The gross profit for the nine months ending September 30, 2009 was $26,423,441 (25% of revenue) compared to $12,966,918 (24% of revenue) for the nine months ending September 30, 2008. Margin improved for the three month period ended September 30, 2009 compared to that in the 2008 period due to the improvement of the price of the products sold relative to the cost that the Company paid for these products The increase in gross profit for the nine month period was attributable to our increased trading activity due to the acquisition of Dalian Huiming in October, 2008.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three and nine months ending September 30, 2009  were $587,239 and $1,429,388, reflecting an increase of $170,558 and a decrease of $150,466, respectively, from the comparable 2008 periods.  The increase in expenses for the three month period ended September 2009 was due to management’s undertaking efforts to develop new business opportunities.

Other Income

Other income for the nine month period ended September 30, 2009 includes $500,000 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell red wine in Asia under the Bellisimo brand name.  The agreement originally extended from October 1, 2008 through September 30, 2011 and provided for $6,000,000 to be paid in quarterly installments of $500,000.  The agreement has been amended to eliminate the quarterly installments until such time as the Company begins to deliver red wine for sale under the Bellisimo brand. Other Income for the nine month period ending September 30, 2008 represents gain on debt conversion in 2008 of $432,169, and the net benefit of the sale of grapes and the rental income pertaining to the Bellisimo vineyard.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest Expense

Interest expenses were $108,578 and $674,152 for the three and nine month periods ending September 30, 2009, and represented increases of $29,008 and $293,730 as compared to the corresponding 2008 periods. These increases mainly result from the additional bank debt incurred to support the increased working capital needs associated with the revenue growth, particularly the increase in receivables.

Provision for Income Taxes

The Company is subject to the income tax laws of the People's Republic of China ("PRC"). The PRC’s Enterprise Income Tax is now at a statutory rate of 25%. For the three and nine month periods ending September 30, 2009, the Company accrued $2,753,400 and $6,477,642 in income taxes. The effective tax rates of 26.1% and 25.7% represented by these accruals are higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes

Discontinued Operations

The following table summarizes the operating results of the discontinued operations of ErMaPao for the three months and nine months ended September 30, 2008 respectively:

	Three Months Ending September 30, 2008	Nine Months Ending September 30, 2008
Sales	$771,481	4,536,142
Cost of sales	(559,737)	(2,977,670)
Gross profit	211,744	1,558,472
Operating expenses	(86,925)	(314,713)
Income from Discontinued operations before income tax	124,819	1,243,759
Income tax	(30,938)	(309,722)
Net Income from Discontinued operations, net of tax	$93,881	934,037

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Income; Net Income Attributable to CNOA

Net income was $7,814,369 for the three months ended September 30, 2009, compared to net income of $9,499,635 for the three months ended September 30, 2008. Net income was $18,680,100 for the nine months ended September 30, 2009, compared to net income of $10,354,049 for the comparable 2008 period. The increase in net income during the nine month period was largely due to the acquisition of Dalian Huiming. As the Company acquired only 60% of Dalian Huiming, however, 40% of the net income from Dalian Huiming was recorded as Income attributed to noncontrolling interest.  Thus, net income attributable to CNOA was $4,510,193 for the three months ended September 30, 2009 and $10,916,474 for nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, cash and cash equivalents were $17,306,954 as compared to $7,338,817 at December 31, 2008.  Current assets totaled $89,863,975, and current liabilities were $29,928,479. The components of the $9,968,137 increase of cash and cash equivalents are reflected below.

Cash Flow
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net cash used by operating activities	$(5,035,988)	$(11,452,162)
Net cash provided/(used) by investing activities	5,219,324	(16,235,929)
Net cash provided by financing activities	9,775,025	18,603,785
Effects of exchange rates on cash	9,776	948,627
Net change in cash and cash equivalents	$9,968,137	$(8,135,679)

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2009, we had negative cash flow from operating activities of $5,035,988. This resulted from an increase in accounts receivable of $17,692,159, largely resulting from increased revenue levels, and $3,293,923 of higher trade deposits due to new purchase terms with certain suppliers. These more than offset the $18,680,100 of net income, inclusive of the portion of pertaining to the noncontrolling interest. We have lower negative cash flow from operating activities for the nine month period of 2009 compared to 2008 due to a smaller increase in accounts receivable.

Net Cash Provided by Investing Activities

During the nine months ended September 30, 2009, the Company received $5,220,000 from the sale of ErMaPao, which occurred in 2008. That sale created a payment due to the Company of $8,700,000, and the remaining balance was received subsequent to September 30, 2009. In February of 2008 the Company acquired the Bellisimo Vineyard for $14,750,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Cash Provided by Financing Activities

The cash provided by financing activities for the nine months ended September 30, 2009 resulted mainly from short term loans of $14,637,217.  These loans were obtained to support the increased level of accounts receivables resulting from the Company’s increase in revenues.

The $18,598,970 of cash obtained from financing activities for the nine months ended September 30, 2008 was received to support the acquisition of the Bellisimo Vineyard and to enable a deposit pertaining to the subsequent acquisition of Dalian Huiming.

On September 4, 2008, the Company issued 18,282,353 shares, representing approximately 25%, of its outstanding common stock, to a shareholder of the Company (Mr. Xirong Xu) in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard on February 29, 2008. The conversion rate for the transaction, $0.32 per share, represents a slight premium to the 30 day average share price of the common stock.

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

Recent Accounting Pronouncements

Accounting Standards Codification In July 2009, the Financial Accounting Standards Board (“FASB”) issued standards that established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the quarterly period ended September 30, 2009 for CNOA).

In December 2007, the FASB issued a standard that established accounting and reporting standards for the noncontrolling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported within equity, but separate from the parent’s equity, in the consolidated financial statements. This new standard was effective for the Company's fiscal year beginning January 1, 2009, and consistent with the transitional provisions, this standard presentation and disclosure requirements were applied retroactively.

In March 2008, the FASB issued a standard regarding the disclosures about derivative instruments and hedging activities which was effective January 1, 2009. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

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

During the quarterly period ended September  30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Amended Report on December 31, 2008 Form 10-K. In addition to the risk factors noted in our Report on Form 10-K and the discussion of risks contained therein, as a result of the transformation of our business to a trading operation, the Company had two customers who together accounted for approximately 67% of the Company’s revenues for the nine months ended September 30, 2009. These two customers accounted for approximately 29% of the Company’s accounts receivable at September 30, 2009. The Company had three vendors who together accounted for approximately 69% of the Company's purchases for nine months ended September 30, 2009. These three vendors accounted for approximately 45% of the Company’s accounts payable at September 30, 2009.  The loss of our relationship with any of these vendors or either of our major customers could have a material adverse impact upon our business.

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

Dated: November 16, 2009
CHINA ORGANIC AGRICULTURE, INC.

By:	/s/ Jinsong Li
Jinsong Li
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Weihong Xia
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