Form 10-K/A
period 2007-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2010-01-27
CIK 1337826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 5)

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

(707) 709-2321
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Title of each class
Common Stock, no par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes|_| No |X|

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

China Agriculture, Inc. is filing this amendment number 5 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which amends Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Item 8 (“Financial Statements and Supplementary Data”), in response to comments received from the staff of the Securities and Exchange Commission (“SEC”) concerning the treatment of the operations of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao") as discontinued operations. China Agriculture, Inc. sold ErMaPao in September 2008, and has reported ErMa Pao’s operations as a discontinued operation in its filings with the SEC. No other changes have been made to Amendment No. 4 as filed on April 29, 2009.

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

Overview

On March 15, 2007, China Organic Agriculture, Inc. ("CNOA" or the "Company"), through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of China Organic Agriculture Limited ("COA") which then owned Jilin Songyuan City ErMaPao Green Rice Ltd. (“ErMaPao”), an operating company engaged in growing, processing and distributing rice in China. Under accounting principles generally accepted in the United States, the share exchange was considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange was equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

For 2006 and 2007 we were engaged in the business of rice production and processing. Until the sale of ErMaPao, which was effective as of September 30, 2008, the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products have been sold only within the People's Republic of China. As a result of the sale of ErMaPao, effective September 30, 2008, the Company no longer grows or produces rice. Rather, it is primarily engaged in the trading and wholesale distribution of rice and other agricultural products. Consequently, as the only operations that the Company had for the years ending December 31, 2007 and December 31, 2006 where those of ErMaPao, these results now are reflected as Discontinue operations.  The financial results of the Company for those periods, which reflect our rice producing activities, should not be deemed indicative of our future performance.

Results of operations for the years ending December 31, 2007 and 2006

All financial information is presented for the year ending December 31, 2007 and the year ending December 31, 2006.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

                                                          12/31/2007          12/31/2006
                                                          (Restated)           (Restated)
                                                         ------------        ------------
Sales, net                                               $        --                  --

Cost of sales                                                     --                  --
                                                         ------------        ------------
Gross profit                                                      --                  --

Selling, general and administrative expenses                      --                  --
                                                         ------------        ------------
Income from operations                                            --                  --
                                                         ------------        ------------

Other expense (income)                                            --                  --
Interest (income)                                                 --                  --
                                                         ------------        ------------
Income before income taxes                                        --                  --

Provision for income taxes                                        --                  --
                                                         ------------        ------------
Net income from discontinued operations                  $ 13,492,590           3,431,097
                                                         ============        ============

Weighted average number of common shares, basic            46,662,749          27,448,746
Weighted average number of common shares, dilutive         46,730,345          27,448,746
Net Income:
Basic                                                    $       0.29        $       0.13
Dilutive                                                 $       0.29        $       0.13

Discontinued Operations

The Company discontinued reporting the operating results of ErMaPao as a result of its sale, with the effective date of September 30, 2008.  The following table summarizes the operating results of the discontinued operations for the years ended December 31, 2007 and 2006 respectively:

                                                                      2007               2006
                                                                  ------------       ------------
Sales, net                                                        $ 44,500,003       $ 9,002,345

Cost of sales                                                       29,382,399          5,210,575
                                                                  ------------       ------------
Gross profit                                                        15,117,604          3,791,770

Selling, general and administrative expenses                         1,556,350            364,500
                                                                  ------------       ------------
Income from operations                                              13,561,254          3,427,270
                                                                  ------------       ------------

Other expense (income)                                                  70,295             (3,827)
Interest expense                                                        (1,631)                --
                                                                  ------------       ------------
Income before income taxes                                        $ 13,492,590       $ 3,431,097

Provision for income taxes                                                  --                 --
                                                                  ------------       ------------
Net income                                                        $ 13,492,590       $  3,431,097
                                                                  ============       ============

Net sales

Net sales for the year ending December 31, 2007 totaled $44,500,003 compared to $9,002,345 for the year ending December 31, 2006. This increase of $35,497,685, approximately 394%, was almost entirely attributable to the increase in our green rice sales due to increased consumer demand of the product, in part resulting from higher availability and brand awareness created through new distribution channels. We have expanded our distribution points from individual retailers to large company retailers and supermarkets in the second half of 2007. Our products have been introduced in supermarkets in large cities such as Shanghai, Beijing, and Nanjing. This expansion, along with increased production, has been the major factor of our increase in products sales for 2007.

The Company realized a 61% increase in the price per ton of green rice from 2006 to 2007, and 13% for organic rice from 2006 to 2007. The Company has signed more contracts with family farmers and has purchased rice grain from Xinmiao Grain Depot, which enabled more rice grain to be available for sale in 2007. In 2006, the Company sold approximately 8,460 tons of green rice and 3,155 tons of organic rice. In 2007, the Company sold approximately 49,500 tons of green rice and 3,500 tons of organic rice. To accommodate the increase of our production, the Company has expanded our distribution channels and our largest four distributors, which make up almost half of our total revenue, have signed distribution contracts with us in 2007.

Gross Profit Margin

Gross profit margin for the year ending December 31, 2007 was 34.0% compared to 42.1 % for the year ending December 31, 2006. The decline in gross profit margin is due to the proportionally greater increase of sales of less profitable green rice. In 2006, our organic rice made up about 56% of our sales with green rice making up the rest. Organic rice had a profit margin in 2006 of approximately 55% and green rice had a margin of 21% due to higher sale prices for organic rice. In 2007, our green rice sales increased significantly resulting in those sales representing about 85% of revenues and organic rice comprising about 15% of revenues. Gross profit margins in 2007 were about 57% for organic rice and 27% for green rice. Shipments of green rice reached 49,500 tons and organic rice shipments reached 3,500 tons in 2007. There can be no assurance that the upward trend in the prices we are receiving for our rice products will continue. Our gross margins would be adversely affected by any decreases in the prices we receive for our products.

Gross profit was up two percentage points for organic rice in 2007 due to improvements in the sales price while the costs remained relatively constant. Green rice's gross profit margin increased by approximately six percentage points due to a higher mix of sales of the boxed green rice, which sells for a higher unit price as compared to bagged green rice.

Our business focus in 2007 was to increase production in both organic and green rice. However, due to capital, technology, environment constraints, and certain organic certification restrictions, expansion of organic rice production is more constrained as compared to green rice. Our organic rice production is constantly being researched and developed to improve production levels while complying with the "organic" requirements. The significant increase in green rice production in 2007 is in part attributed to signing an agreement with Xinmiao Grain Depot which sells green rice product to us and another agreement with Wukeshu Grain Depot to process roughly 42,000 tons of green rice annually for China Organic Agriculture.

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

Taxes

The Company is subject to the Income Tax Laws of PRC. Pursuant to the PRC Income Tax Laws, until December 31, 2007 the Enterprise Income Tax was at a statutory rate of 25%. However, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became liable for income taxes at the 25% rate.  The Company is thus accruing taxes in 2008 at the statutory rate.

Net income from Discontinued Operations

Net income was $13,492,590 or 30.3% of Sales for the year ending December 31, 2007, compared to $3,431,097 or 38.1% of Sales for the year ending December 31, 2006.

This increase reflects the higher sales level discussed previously. In 2007 the Company benefitted from an exemption from certain annual income taxes. The Company will not be eligible for this exemption in 2008. The loss of this exemption will adversely impact the Company's Net income.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $9,697,793, current assets totaled $15,152,917, and current liabilities were $920,315 at December 31, 2007. Working capital at December 31, 2007 was $14,232,602.

Cash Flow
                                                          Year Ended December 31,
                                                       ------------------------------
                                                           2007               2006
                                                       -----------        -----------
Net cash provided by operating activities              $ 9,559,590        $ 3,217,755
Net cash used in investing activities                     (852,041)           (32,490)
Net cash provided (used in) financing activities           364,865         (3,429,165)
Effects of exchange rates on cash                          309,318            (66,217)
                                                       -----------        -----------
Net cash flow                                          $ 9,381,732        $  (310,117)
                                                       ===========        ===========
Net Cash Provided by Operating Activities

During the twelve months ended December 31, 2007, we had positive cash flow from operating activities of $9,559,590, primarily attributable to net income of $13,492,590. The cash provided by operating activities in 2007 of $9,559,590 represents an increase of $6,341,835 over the 2006 level of $3,217,755. This increase was largely due to the $10,061,493 increase in net income in 2007 over the 2006 level, partially offset by increases in accounts receivable ($1,029,630), inventory ($2,616,994), as well as a decrease in accounts payable and accrued expenses ($880,005). The increases in accounts receivable and inventory reflect the higher level of sales and production in 2007 as compared to 2006, and the lower level of accounts payable and accrued expenses in 2007 is due to the cash available to pay down outstanding balances due to vendors.

Net Cash Provided (Used in) by Investing Activities and Financing Activities

The Company used $852,041 for the construction of new production lines and facilities during fiscal 2007. These projects were financed by cash flows from operating activities.  The Company has become indebted to a stockholder for advances it made to third parties on behalf of the Company. As of December 31, 2007, the Company owed $364,865 to this related party. The amount is evidenced by a non-interest bearing promissory note payable upon demand.

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

On February 29, 2008, the Company purchased the assets of the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000.  In connection with this acquisition, we incurred $8,515,000 of debt in the form of a 20 year mortgage for which we granted the lender a first lien on the Winery. This mortgage is amortized monthly over a 20 year term, with an interest rate initially set at 7.70%, with rate adjustments every four years.  In addition, we received funding used to purchase the Winery from a related party (a shareholder) of $6,216,000.  This Note Payable is due in five years and carries a 4% interest rate.

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

Item 8. Financial Statements and Supplementary Data.

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

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

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants
New York, NY
DATE: 10/02/08

Except for Notes 13 and 14, as to which date is December 22, 2009

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

Assets	12/31/2007 (Audited)	12/31/2006 (Audited)
Current Assets
Cash and cash equivalents	$9,697,793	$316,061
Accounts receivable, net	1,924,080	801,719
Inventory	3,176,034	436,395
Trade deposit	42,420	-
Other receivables and prepayments	312,590	3,284
Total Current Assets	15,152,917	1,557,459
Property, plant & equipment, net	1,505,783	721,728
Intangible asset, net	3,304,776	3,444,220
Total Assets	$19,963,476	$5,723,407
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$170,528	$1,070,218
Due to related party	364,865	-
Taxes payable	375,667	51,649
Total Current Liabilities	911,060	1,121,867

Total Liabilities	911,060	1,121,867
Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000,000 shares authorized, 51,548,776 and 27,448,776 issued and outstanding	733,704	733,304
Additional paid in capital	420,525	-
Statutory reserves	824,168	824,168
Other comprehensive income	602,498	65,137
Retained earnings	16,471,521	2,978,931
Stockholders' Equity	19,052,416	4,601,540
Total Liabilities and Stockholders' Equity	$19,963,476	$5,723,407

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

	2007 (Restated)	2006 (Restated)
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	-
Income from operations	-	-
Other operation income	-	-
Interest expense	-	-
Income from continuing operations before income taxes	-	-
Provision for income taxes	-	-
Net income from continuing operations	-	-
Discontinued operations：
Income from ErMaPao,net of tax	13,492,590	3,431,097
Income due to disposal of ErMaPao, net of tax
Net income from discontinued operations	13,492,590	3,431,097
Net Income	13,492,590	3,431,097
Basic weighted average shares	46,662,749	27,448,776
Diluted weighted average shares	46,730,345	27,448,776
Earnings per share of common stock:
Basic Earnings Per Share
Income from Continuing Operations	-	-
Income from Discontinued Operations	0.29	0.13
Total Basic Earnings Per Shares	$0.29	$0.13
Diluted Earnings Per Shares
Income from Continuing Operations	-	-
Income from Discontinued Operations	0.29	0.13
Total Diluted Earnings Per Shares	$0.29	$0.13
Other Comprehensive Income
Net Income	$13,492,590	$3,431,097
Foreign Currency
Translation Adjustment	537,361	4，527
Net Comprehensive Income	$14,029,951	$3,435,624

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007 (Restated)	2006 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continued operations	$-	$-
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from Discontinued operations	13,492,590	3,431,097
Stock based compensation	420,525	-
Loss on fixed assets retirements	-	4,042
Depreciation and amortization	207,430	196,751
Effect of changes in assets and liabilities:
Accounts receivables	(1,029,630)	(184,763)
Inventory	(2,616,994)	324,792
Trade deposit	(40,982)	-
Other receivable and prepayment	(302,854)	5,562
Accounts payable and accrued expenses	(880,005)	(440,574)
Taxes payable	309,510	(119,152)

Net cash (used) by operating activities	9,559,590	3,217,755

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property & equipment	(852,041)	(32,490)
Net cash (used) by investing activities	(852,041)	(32,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend	-	(3,429,165)
Due to related parties	364,865	-
Net cash provided by Financing Activities	364,865	(3,429,165)

Effect of exchange rate changes on cash and cash equivalents	309,318	(66,217)
Net change in cash and cash equivalents	9,381,732	(310,117)

Cash and cash equivalents, beginning balance	316,061	626,178

Cash and cash equivalents, ending balance	$9,697,793	$316,061

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

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc. or "IESI") was incorporated on August 5, 2005, in the state of Florida. The Company has several wholly owned subsidiaries. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Jilin Songyuan City ErMaPao Green Rice Ltd. ("ErMaPao") was established in 2002 under the laws of the People's Republic of China. COA owns 100% of ErMaPao. Jilin Yutian of Organic Agriculture Co., Ltd. ("Yutian") was founded in August 2007 under the laws of the People's Republic of China. It is owned 100% by ErMaPao. Ankang Agriculture (Dalian) Co., Ltd. ("Dalian") was founded in January 2008 under the laws of the People's Republic of China. It is owned 100% by Hong Kong Ankang Investments Co., Ltd. ("Ankang"). COA owns 100% of Ankang. The Company is engaged in the business of the production, processing, sale, trading and distribution of agricultural products.

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

Note 7 - INCOME TAXES

The Company is subject to the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax has been at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, wherein the Company became liable for income taxes at a rate of 25% of net income. The Company will accordingly accrue and pay this tax on its earnings during Fiscal Year 2008..

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

The commitment period under the Agreement was to expire on the earliest to occur of (i) the date on which the Investors have purchased an aggregate amount of 20 million shares of common stock under the Agreement, (ii) the date occurring eighteen months after the Effective Date, or (iii) the date the Agreement is earlier terminated as defined in the agreement. No sale or distribution of stock under this Agreement has been made. See Note 14 - Subsequent Events.

In December 2007, the Company entered into a letter of intent to acquire Dalian Baoshi District Huiming Industry Limited ("Dalian Huiming"). The Company has tentatively decided to acquire 60% of Dalian Huiming with the purchase price to be paid in cash and stock, with the price and the closing subject to completion of due diligence, negotiations, and documentation. Dalian Huiming is engaged in grain procurement, international and domestic trading, wholesale sales, food delivery and logistic services, and its focus includes soybean, corn, and cereal crops, which are major products from the Northeast part of China. Dalian Huiming's products are distributed mainly in the provinces of Liaoning, Jilin, Heilongjiang, Sichuan, and Fujian, as well as the cities of Beijing and Shanghai. When completed, the acquisition of Dalian Huiming is intended to enable CNOA to have a more fully established distribution channel for its products. See Note 14 - Subsequent Events.

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

Note 13 – Discontinued Operations

Effective as of September 30, 2008, the Company entered into a Stock Transfer Agreement with Bothven Investments Limited ("Bothven"), pursuant to which the Company agreed to sell to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"), for consideration of $8,700,000, which under the terms of the agreement would be paid to the Company need to specific the original payment terms. Documentation of sale was completed on October 7, 2008, with the parties agreeing Bothven would have the economic burden or benefit of the business from the effective date of September 30, 2008.

Per FASB 144, the operations of ErMaPao are now presented as a Discontinued operation in the Statements of Operations and Cash Flows.  As all of the Company’s operations in the years ended December 31, 2007 and December 31, 2006 were conducted by ErMaPao, the Statements of Operations and Cash Flow now reflect the Company’s results for those periods as Discontinued operations.

The following table summarizes the operating results of the Discontinued operations for the years ended December 31, 2007 and December 31, 2006 respectively:

	Twelve Months Ended December 31,
	2007	2006
Sales	$44,500,003	$9,002,345
Cost of sales	(29,452,694)	(5,210,575)
Gross profit	15,047,309	3,791,770
Operating expenses	(1,554,719)	(364,500)
Income from Discontinued operations before income tax	13,492,590	$3,427,270
Other Income	-	3,827
Net Income	$13,492,590	$3,431,097

The gain on the sale of ErMaPao, recorded in the period ended September 30, 2008, was as follows:

Consideration	$8,700,000
Net book value of ErMaPao	(7,765,806)
Gain on disposal	$934,194

Note 14 - SUBSEQUENT EVENTS

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

On September 4, 2008, China Organic Agriculture, Inc. issued 18,282,353 shares, representing approximately 25%, of its outstanding common stock, to Xirong Xu in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard in February 29 2008. The conversion rate for each transaction, $0.32 per share, represents a slight premium to the 30 day average share price of the common stock.

On September 4, 2008, the Company issued 3,326,103 shares, representing approximately 4.5%, of its outstanding common stock, to First Capital Limited in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 1,130,875. The indebtedness evidenced by this note represents amounts advanced to pay accounts payable. The conversion rate for each transaction, $0.32 per share, represents a slight premium to the 30 day average share price of the common stock.

On September 23, 2008, the Company accepted the resignation of Changqing Xu as Chief Executive Officer of the Company and appointed Mr. Jinsong Li as Chief Executive Officer of the Company. Mr. Li was formerly vice president of Beijing Jingwei Capital Investment Co., Ltd., an investment firm focusing on agricultural companies, where he managed investment projects valued at more than $100 million. Mr. Li previously worked for more than 15 years in various executive roles at a commercial trade company in Shantou and an agricultural products company in Beijing.

On September 29, 2008, the Company entered into a Share Purchase Agreement (the "Agreement") with Peng Huang, Xinbo Huang, and the Reilong Group (each a “Shareholder” and collectively the “Shareholders”), the Shareholders of all of the outstanding capital stock of Princeton International Investment Ltd. (“Princeton”), which owns 60% of Dalian Huiming Industry Ltd. ("Dalian Huiming") The Company had previously announced its intent to acquire 60% of the outstanding shares of Dalian Huiming and has been working to complete its due diligence and obtain the necessary governmental consents. Pursuant to the Agreement, in consideration of an aggregate of $10,642,609, each of the Shareholders will assign to the Company his or its shares of Princeton, which in the aggregate will represent 60% of the shares then outstanding in Dalian Huiming.

On October 7, 2008, the Company entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which the Company sold to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited for US $8,700,000.

On October 15, 2008, the Company accepted the resignation of Huizhi Xiao as Chairman and Director of the Company, and appointed as his successor in both capacities the Company's Chief Executive Officer, Jinsong Li. There are no arrangements or understandings with any person pursuant to which Mr. Li was selected as a director of the Company.

On October 31, 2008, the Company closed its acquisition of Princeton, enabling the Company acquired 60% of the shares of Dalian Huiming, for the amount of $10,642,609.

As of December 31, 2008, the Company owed $2,800,000 to one related party, Shenzhen Kaibite Network Technology Co., Ltd. which is a subsidiary of one of the Company’s shareholders (First Capital Limited). The amount is evidenced by a non-interest bearing promissory note payable upon demand and was paid in second quarter of 2009.

On March 18, 2009, Bothven signed the Extension Payment Agreement with the Company wherein it was agreed that Bothven will pay the $8,700,000 due resulting from its purchase of ErMaPao in three installments of 30% in July 2009, 30% in September 2009 and 40% in October 2009. As of November 30, 2009, the Company received entire amount due of $8,700,000 on the sale of ErMaPao.

On March 18, 2009, Bothven signed the Extension Payment Agreement with the Company wherein it was agreed that Bothven will pay the $8,700,000 due resulting from its purchase of ErMaPao in three installments of 30% in July 2009, 30% in September 2009 and 40% in October 2009. As of November 30, 2009, the Company received entire amount due of $8,700,000 on the sale of ErMaPao.

On June 3rd 2009 the licensing agreement between Red Wine Saga Company, Ltd. and Far East Wine Company Ltd was amended to eliminate the quarterly installments until such time as the Company begins to deliver wine for sale under the Bellisimo brand.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
3(I).1	Articles of Incorporation (1)
3(I).2	Certificate of Amendment to Articles of Incorporation (1)
3(II)	Bylaws (1)
4.1	Warrant Agreement between China Organic Agriculture, Inc. and Trilogy Capital Partners, Inc.(1)
10.1	Agreement between ErMaPao and Jilin University (translation) (1)
10.2	Agreement between ErMaPao and Xinmiao Grain Depot (translation) (1)
10.3	Agreement between ErMaPao and Wukeshu Grain Depot (translation) (1)
10.4	Agreement between ErMaPao and Huaxing Foods Limited (translation) (1)
10.5	Agreement between ErMaPao and Songyuan City Grain and Oil Company (translation) (1)
10.6	Agreement between ErMaPao and Changchun City Qinghai Grain and Oil Company translation)(1)
10.7	Agreement between ErMaPao and Shunda Grain and Oil Company (translation) (1)
10.8	Agreement between ErMaPao and Tongda Grain and Oil Company (translation) (1)
10.9	Agreement between ErMaPao and Nanjing Suguo Supermarket (translation) (1)
10.10	Agreement between ErMaPao and Hualian Hypermarket (translation) (1)
10.11	Loan Agreement between ErMaPao and Shenzhen Dingyi Investment Consultants Ltd. (translation) (1)
10.20	Promissory Note dated February 25, 2008 between China Organic Agriculture, Inc. and Mr. Xi Rong Xu (2)
10.22	Agreements regarding the February 29, 2008 purchase of Bellisimo Vineyard(2).
21.1	Subsidiaries(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein as an exhibit to the Registrant’s Registration Statement on Form 10 filed on February 13, 2008.
(2)	Previously filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ORGANIC AGRICULTURE, INC.

Dated: January 27, 2010	By:	/s/ Jinsong Li
Jinsong Li Chief Executive Officer (principal executive officer)