Form 10-Q/A
period 2008-09-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2010-01-27
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
Amendment No. 3

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

707-709-2321
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

EXPLANATORY NOTE

This amendment No. 3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008 is being filed to include, in Part I, Item 1 (“Financial Statements”) further information regarding the Company's 2008 sale of its subsidiary Jilin Songyuan City ErMaPao Green Rice Ltd. ("ErMaPao"), and to amend Part I, Items 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and 4 (“Controls and Procedures”) and Part II, Item 6 (“Exhibits”).

                              TABLE OF CONTENTS

                                                                       Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Financial Statements.............................  6

Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007 7
(unaudited)

Consolidated Statement of Operations for the three and nine month periods
ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)   8

Consolidated Statement of Cash Flow for the nine month periods ended
September 30, 2008 (unaudited) and September 30, 2007 (unaudited)        9-10

Consolidated Statement of Stockholder Equity for the nine months ended
September 30, 2008 and the year ended December 31, 2007                   11

Notes to Condensed Consolidated Financial Statements .................  12-25

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations ..............................................  26

Item 4T.  Controls and Procedures ......................................  33

PART II.  OTHER INFORMATION

Item 6.   Exhibits .....................................................  34

SIGNATURES .............................................................  35

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

/s/ Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
November 4, 2008

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

Item 1.  Consolidated Balance Sheets

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	9/30/2008 (Unaudited)	12/31/2007 (Audited)
Current Assets
Cash and cash equivalents	$1,562,144	$9,697,793
Accounts receivable, net	46,080,401	1,924,080
Inventory	-	3,176,034
Acquisition deposits	13,260,561	-
Consideration receivable	8,700,000	-
Other receivables and prepayments	2,163,317	355,010
Total Current Assets	71,766,423	15,152,917
Property, plant & equipment, net	14,453,360	1,505,783
Mortgage costs – net	145,663	-
Intangibles, net	-	3,304,776
Total Assets	$86,365,446	$19,963,476

Liabilities and Stockholders’ Equity
Current Liabilities
Mortgages payable – current	$195,075	$-
Accounts payable and accrued expenses	33,652,592	431,388
Due to related party	3,359,505	364,865
Taxes payable	3,335,751	114,807
Total Current Liabilities	40,542,923	911,060
Long term debt
Mortgages payable – net of current	8,212,858	-
Total Long-term debt	8,212,858	-

Total Liabilities	$48,755,781	$911,060

Stockholders' Equity
Preferred stock, no par value, $0.001 per share 20,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000,000 shares authorized,73,157,232 and 51,548,776 issued and outstanding as at September 30, 2008 and December 31, 2007, respectively	7,648,410	733,704
Additional paid in capital	545,932	420,525
Statutory reserves	-	824,168
Other comprehensive income	2,589,753	602,498
Retained earnings	26,825,570	16,471,521
Total Stockholders' Equity	37,609,665	19,052,416
Total Liabilities and Stockholders' Equity	$86,365,446	$19,963,476

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007 (Restated)	2008	2007 (Restated)

Sales	$46,454,286	$-	$53,913,511	$-
Cost of sales	(35,326,386)	-	(40,946,593)	-
Gross profit	11,127,900	-	12,966,918	-

Selling, general and administrative expenses	(416,651)	-	(1,579,854)	-
Income from operations	10,711,249	-	11,387,064	-

Gain on debt conversion	432,169	-	432,169	-
Other income	180,964	-	269,014	-
Interest expense	(79,570)	-	(380,422)	-
Income from Continuing operations before income taxes	11,244,812	-	11,707,825	-

Provision for income taxes	(2,773,251)	-	(3,222,007)	-
Net income from Continuing operations	8,471,561	-	8,485,818	-
Discontinued operations
Income from ErMaPao, net of tax	93,880	7,228,015	934,037	9,627,675
Income due to disposal of ErMaPao, net of tax	934,194	-	934,194	-
Net income from Discontinued operations	1,028,074	7,228,015	1,868,231	9,627,675
Net Income	$9,499,635	$7,228,015	$10,354,049	$9,627,675
Basic and Diluted weighted average shares	57,655,514	51,548,776	53,599,214	45,083,771
Basic and Diluted Earnings per share of common stock:
Income from Continuing Operations	$0.15	$-	$0.16	$-
Income from Discontinued Operations	0.02	0.14	0.03	0.21
Total Basic and Diluted Earnings Per Share	$0.17	$0.14	$0.19	$0.21
Other Comprehensive Income:
Net Income	$9,499,635	$7,228,015	$10,354,049	$9,627,675
Foreign Currency
Translation Adjustment	1,128,843	7,551	1,987,255	51,094
Net Comprehensive Income	$10,628,478	$7,235,566	$12,341,304	$9,678,769

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES
Net income from Continuing operations	$8,485,818	$9,627,675
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from Discontinued operations	1,868,231	-
Gain on sale of ErMaPao	(934,194)	-
Gain on debt conversion	(432,169)	-
Stock based compensation	250,988	-
Depreciation and amortization	290,664	137,836
Effect of changes in assets and liabilities:
Accounts receivables	(43,307,234)	(3,552,555)
Inventory	2,088,045	(3,895,766)
Trade deposits	(9,624)	-
Acquisition deposit	(13,260,561)	-
Other receivable and prepayment	(1,808,307)	(673,972)
Accounts payable and accrued expenses	32,178,847	(653,786)
Taxes payable	3,137,334	(47,379)
Net cash from (used by) Operating Activities	(11,452,162)	942,053

CASH FLOWS USED BY INVESTING ACTIVITIES
Proceeds of sales, net of cash sold	(1,057,877)	-
Purchase of property & equipment	(15,178,052)	(344,845)
Net cash used by Investing Activities	(16,235,929)	(344,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of short term loans	-	2,056,529
Proceeds from mortgage payable, net of costs	8,515,000	-
Proceeds from related parties	10,341,515	-
Repayment of mortgage payable	(252,730)	-
Net cash from Financing Activities	18,603,785	2,056,529
Effect of exchange rate changes on cash and cash equivalents	948,627	26,529
Net change in cash and cash equivalents	(8,135,679)	2,680,432
Cash and cash equivalents, beginning balance	9,697,793	316,061
Cash and cash equivalents, ending balance	$1,562,114	$2,996,493

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments	$279,588	-
Interest payments	$380,422	-

Non Cash Transaction
Debt converted to equity	$7,346,875

Sale of ErMaPao:
Selling price	$8,700,000	-
Book Value of ErMaPao’s Assets:
Cash	1,057,877	-
Other Assets	6,707,929	-
Total	$7,765,806	-

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007, AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

	Common Stock		Additional Paid		Other
	Number of Shares	Amount	In Capital-contribution	Statutory Reserves	Comprehensive Income	Retained Earnings	Total Equity
Balance December 31, 2006	27,448,776	$733,304	$-	$824,168	$65,137	$2,978,931	$4,601,540
Issuance of Shares at merger	24,100,000	400	-	-	-	-	400
Foreign currency Translation adjustments	-	-	-	-	537,361	-	537,361
Net income for the year	-	-	-	-	-	13,492,590	13,492,590
Stock based compensation	-	-	420,525	-	-	-	420,525
Balance December 31, 2007	51,548,776	$733,704	$420,525	$824,168	$602,498	$16,471,521	$19,052,416

Foreign currency Translation adjustments	-	-	-	-	1,987,255	-	1,987,255
Debt conversion	21,608,456	6,914,706	-	-	-	-	6,914,706
Net income for the period ended 9/30/08	-	-	-	(824,168)	-	10,354,049	9,529,881
Stock based compensation	-	-	125,407	-	-	-	125,407
Balance September 30, 2008	73,157,232	$7,648,410	$545,932	$-	$2,589,753	$26,825,570	$37,609,665

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 1 – ORGANIZATION

China Organic Agriculture, Inc. (“CNOA” or “Company”) (formerly Industrial Electric Services, Inc. or “IESI”) was incorporated in August 2005, in the state of Florida. China Organic Agriculture, Ltd. (“COA”) was incorporated in August 2006 under the laws of the British Virgin Islands.  Far East Wine Holding Group Ltd. (“FEW”) was incorporated in September 2008 under the laws of the British Virgin Islands. CNOA owns 100% of COA and FEW. Ankang Agriculture (Dalian) Co., Ltd. (“Ankang Dalian”) was founded in January 2008 under the laws of the People’s Republic of China (“PRC”).  It is owned 100% by Hong Kong On Glory Investments Co., Ltd (“HK Ankang”). COA owns 100% of HK Ankang.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below.  These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of September 30, 2008 and 2007, and for the period then ended.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of September 30, 2008 and December 31, 2007, the accounts of China Organic Agriculture, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi. Such financial statements were translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation” (“SFAS 52”), with the Chinese Yuan Renminbi as the functional currency.  According to SFAS 52, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

Risks and Uncertainties

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CNOA and its subsidiaries, collectively referred to herein as the “Company”. These financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) and all material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of September 30, 2008 and September 30, 2007, and for the periods then ended.

Reclassification

The Company determined that its unaudited consolidated statements of income for the three month and nine month periods ended September 30, 2008, included in its September 30, 2008 Quarterly Report on Form 10-Q (“2008 Third Quarter Form 10-Q”) failed to report the results of its Jilin Songyuan City ErMaPao Green Rice Ltd. subsidiary (“ErMaPao”) as a separate line item despite the fact that the subsidiary and its operations were disposed of as of the end of that quarter.  The results of operations of ErMaPao were included in

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the financial results of the Company generally, when they should have been disclosed as Discontinued operations on a separate line item. As a consequence, certain amounts in the consolidated cash flow statements included in the 2008 Third Quarter Form 10-Q related to the foregoing line item were misstated.

On April 29, 2009, the Company filed an amendment to the 2008 Third Quarter Form 10-Q in which it correctly accounted for the Discontinued operations.

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

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made to reduce the inventories to market value, if lower. As of September 30, 2008 and December 31, 2007 inventory consisted of finished goods valued at zero and $1,212,104 respectively. Raw material inventories as of September 30, 2008 and December 31, 2007 are valued at zero and $1,963,930, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

contractors, and any processing fees and packaging costs that may have been incurred in the preparation of the raw rice into the finished product.

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

Intangible Assets

In October 2005, the Company purchased land rights which expire in 2032. These intangible assets are amortized using the straight-line method over the term of the land rights. These land rights were sold effective as of September 30, 2008 as a component of ErMaPao’s operations. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales revenue is recognized at the date that our customers take delivery and title has passed of the product, when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. The Company's products are not returnable.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2008 and December 31, 2007, there were no differences between the tax bases of the Company’s assets and liabilities and their financial reported amounts.

Advertising Costs

The Company expenses advertising costs as incurred.  For the three months and nine months ending September 30, 2008, advertising costs were $0 and $4,189, respectively.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, “Earnings per Share” (“SFAS 128”). The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding. The warrants outstanding for the three and nine month periods ended September 30, 2008 were anti-dilutive and thus were not included in the computation of earnings per share for those periods.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Interim Financial Statements

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company has evaluated the effect of this pronouncement on financial statements and expects that it will not have an impact upon the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

On May 8, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS 162 on its financial position and results of operations.

Note 3 – ACQUISITION DEPOSITS

The Company has made a deposit of $10,642,609 to a bank account jointly controlled by it and the shareholders of Dalian Huiming Industry Ltd ("Dalian Huiming") in anticipation of closing the Company's previously announced acquisition of 60% of the shares of Dalian Huiming, as discussed in Note 11. In addition the Company has deposited approximately $2,617,952 with the Huanyatong Investment Co., Ltd. in anticipation of possible further investment and acquisition activity.

Note 4 – PROPERTY, PLANT & EQUIPMENT

As of September 30, 2008 and December 31, 2007, Property, plant & equipment consisted of the following:

	9/30/2008	12/31/2007

Construction in progress	$-	$793,557
Land	7,040,992	-
Real property	7,489,233	579,989
Machinery & equipment	36,827	285,959
Transportation equipment	-	61,302

Total	14,567,052	1,720,807
Accumulated depreciation	(113,692)	(215,024)
Net book value	$14,453,360	$1,505,783

During the nine month periods ending September 30, 2008 and September 30, 2007, depreciation expenses were $113,692 and $34,148, respectively. These periods include expenses of $55,864 and $34,148, respectively, of costs which pertain to Discontinued Operations.

On February 29, 2008, the Company purchased the assets of the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. This purchase price was allocated to the following asset categories:

Real property	$7,489,233
Land	7,040,992
Machinery, equipment & others	32,595
Sub-total	$14,562,820
Agency expenses	187,180
Total	$14,750,000

Pursuant to the criteria as set forth in EITF 98-3, Paragraph 6 and Article 11-01 of Regulation S-X, Paragraph (d)(1) & (d)(2), the Company has determined that this purchase was an acquisition of real estate.

Note 5 – INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, Intangible assets consisted of the following:

	9/30/2008	12/31/2007

Purchased land rights	$-	$3,613,293
Accumulated amortization	-	(308,517)

Intangible assets	$-	$3,304,776

The Land use right was included in the assets sold as part of the sale of ErMaPao, and thus is not contained in the Company’s balance sheet as of September 30, 2008. The expenses for the nine month periods of 2008 and 2007 included $114,906 and $103,687, respectively, of costs which pertain to Discontinued Operations.

Note 6 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 7 – DUE TO RELATED PARTIES

The Company has become indebted to a shareholder, First Capital Limited, for advances made to third parties by First Capital Limited on behalf of the Company. As of September 30, 2008 and December 31, 2007, the Company owed $559,505 and $364,865 respectively to such shareholder. The amount is evidenced by a non-interest bearing promissory note payable upon demand.

The Company also owes $2,800,000 to a related party, Shenzhen Kaibite Network Technology Co., Ltd., a subsidiary of First Capital Limited. The amount is evidenced by a non-interest bearing promissory note payable upon demand.

Note 8 – MORTGAGES PAYABLE

As discussed in Note 4, in February 2008 the Company purchased the assets of the Bellisimo Vineyard.  This acquisition was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 year term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of September 30, 2008 were $8,212,858 and $195,075, respectively.
Projected future payable is as follows:

2009	$195,075
2010	$210,636
2011	227,441
2012	245,585
2013	265,176
Thereafter	$7,264,020

Note 9 – NOTE PAYABLES – RELATED PARTY

On February 25, 2008, the Company obtained funding from Mr. Xirong Xu, shareholder and related party in the amount of $6,216,000 to assist in the financing of the purchase of the Bellisimo Vineyard.

On September 4, 2008, the Company issued 18,282,353 shares, representing approximately 25% of its outstanding common stock, to Mr. Xirong Xu in exchange for the surrender and cancellation of his promissory note in the principal amount of $6,216,000.

The conversion rate for the transaction, $0.32 per share, represents a slight premium to the 30 day average share price of the common stock, and thus resulted in a gain as follows:

	Shares and rate
Carrying value of the note		$6,216,000
Common stock-shares issued	18,282,353
Common stock-conversion rate	$0.32	5,850,353
Gain on debt conversion		$365,647

On September 4, 2008, the Company issued 3,326,103 shares, representing approximately 4.5%, of its outstanding common stock, to a shareholder of the Company (First Capital Limited) in exchange for the surrender and cancellation of its promissory note in the principal amount of $1,130,875. The indebtedness evidenced by this note represents amounts advanced to pay accounts payable. The conversion rate for the transaction, $0.32 per share, represents a slight premium to the 30 day average share price of the common stock, and thus resulted in a gain as follows:

	Shares and rate
Carrying value of the note		$1,130,875
Common stock-shares issued	3,326,103
Common stock-conversion rate	$0.32	1,064,353
Gain on debt conversion		$66,522

Mr. Xirong Xu and First Capital Limited are accredited investors within the meaning of Rule 501 (a) of Regulation D under the Securities Act. The shares were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and in the case of Mr. Xirong Xu, Regulation S under the Securities Act.

Note 10 - INCOME TAXES

The Company is subject to the Income Tax Laws of the People's Republic of China ("PRC"). Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement, through ErMaPao’s operations, in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company, whereby the Company became liable for income taxes at the 25% rate.  The Company thus accrued current taxes of $3,222,007 pertaining to the PRC taxes for the nine month period ending September 30, 2008.
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007 (Restated)	2008	2007 (Restated)

Income from Continuing operations before income taxes	11,244,812	-	11,707,825	-

Provision for income taxes	(2,773,251)	-	(3,222,007)	-
Net income from Continuing operations	8,471,561	-	8,485,818	-

Note 11 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis.  Rental expenses were $17,094 for the nine months ended September 30, 2008. The Company has no future minimum obligations as of September 30, 2008.

On September 29, 2008, the Company entered into a Share Purchase Agreement (the "Agreement") with Peng Huang, Xinbo Huang, and the Reilong Group (each a “Shareholder” and collectively the “Shareholders”), the Shareholders of all of the outstanding capital stock of Princeton International Investment Ltd. (“Princeton”), which owns 60% of Dalian Huiming Industry Ltd. ("Dalian Huiming") The Company had previously announced its intent to acquire 60% of the outstanding shares of Dalian Huiming and has been working to complete its due diligence and obtain the necessary governmental consents. Pursuant to the Agreement, in consideration of an aggregate of $10,642,609, each of the Shareholders will assign to the Company his or its shares of Princeton, which in the aggregate will represent 60% of the shares then outstanding in Dalian Huiming. See Note 17 for further discussion regarding this transaction.

Note 12 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, 10% of the Company’s after-tax income is to be allocated to the statutory reserve fund until the balance reaches 50% of registered capital.  The Statutory reserve fund is restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. The reserve is not transferable in the form of cash dividends, loans or advances. The reserve is therefore not commonly available for distribution except in liquidation. As of December 31, 2007, the Company had allocated $824,168 to these non-distributable reserve funds.  As of December 31, 2007, the statutory reserve fund had exceeded 50% of registered capital and thus no further allocation was required.  As this reserve pertained to ErMaPao, it was removed from the Company’s accounts as a result of the sale of ErMaPao.

Note 13 – PRODUCT MIX AND MAJOR CUSTOMERS

	NINE MONTHS ENDED SEPTEMBER 30,
Product Sold	2008	2007
Resale of Rice	$46,432,729	$-
Resale of Green Rice	7,480,782	-
Green Rice	-	23,469,386
Organic Rice	-	4,124,918
Rice Byproducts	-	1,209,906
Total	$53,913,511	$28,804,210

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

The Company had two customers who accounted for more than 92% of revenues during the nine months ended September 30, 2008. Two customers accounted for more than 98% of the Company’s accounts receivable at September 30, 2008. Three vendors accounted almost 100% of accounts payable at September 30, 2008. Three vendors accounted for almost 100% of purchases for the period ending September 30, 2008.

Note 13 – PRODUCT MIX AND MAJOR CUSTOMERS (CONTINUED)

The Company had no customers who individually accounted for more than 10% of revenues during the nine months ended September 30, 2007. No customer accounted for more than 10% of the Company's accounts receivable at September 30, 2007.

Note 14 – STOCK WARRANTS, OPTIONS AND COMPENSATION

On February 6, 2008, the Company committed to issue warrants to its investor relations firm as part of a consulting agreement to purchase 1,000,000 shares of the Company's stock at a price of $1.39. The warrants were valued using the Black-Scholes option-pricing model which assumed 135% volatility, a term of the warrant of three years, a risk free rate of 3% and a dividend yield of 0%. These warrants can be exercised through the third anniversary of the date of the Agreement, and vest in 12 quarterly installments in equal amounts beginning in the second quarter of 2008. Based on the EITF 96-18, the consulting expense for these services pertaining to the issuance of these warrants is recognized on a straight line basis over the one year period of the related consulting contract, and the related expense for the nine months ended September 30, 2008 is $250,988.

Warrants Outstanding as of September 30, 2008:

	Total Warrants	Exercise Price
Outstanding, December 31, 2007	350,000	$1.50
Granted on February 6, 2008	1,000,000	$1.39
Exercised in 2007	-	-
Outstanding, September 2008	1,350,000	$1.39-$1.50

The 350,000 warrants that were outstanding as of December 31, 2007 expire in April, 2009.

Note 15 – DISCONTINUED OPERATIONS

Effective as of September 30, 2008, the Company entered into a Stock Transfer Agreement with Bothven Investments Limited ("Bothven"), pursuant to which the Company agreed to sell to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"), for consideration of US $8,700,000.The shares are to be transferred to Bothven no later than October 30, 2008, and payment for the shares was to be made no later than December 29, 2008. Documentation of sale was completed on October 7, 2008, with the parties agreeing Bothven would have the economic burden or benefit of the business from the effective date of September 30, 2008. On March 18, 2009, Bothven and the Company signed the Extension Payment Agreement wherein it was agreed that Bothven would pay the Company the $8,700,000 in three installments of 30% by July 31, 2009, 30% by September 30, 2009 and 40% by October 31, 2009. The Company received all the payments on schedule.

Per FASB 144, the operations of ErMaPao are now presented as a Discontinued operation in the Statements of Operations and Cash Flows.

The gain on the sale of ErMaPao was as follows:

Consideration	$8,700,000
Net book value of ErMaPao	(7,765,806)
Gain on disposal	$934,194

The following table summarizes the operating results of the Discontinued Operations for the three and nine months ended September 30, 2008 and for the year ended December 31, 2007 respectively:

	Three Months Ended September 30,	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2008	2008	2007
Sales	$771,481	$4,536,142	$44,500,003
Cost of sales	($559,737)	(2,977,670)	($29,452,694)
Gross profit	$211,744	$1,558,472	$15,047,309
Operating expenses	($86,925)	($314,713)	($1,554,719)
Income from discontinued operations before income tax	$124,819	$1,243,759	$13,492,590
Income tax	($30,938)	($309,722)	-
Net Income	$93,881	$934,037	$13,492,590

Note 16 – SEGMENT REPORTING

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

We operate in two business segments, agricultural products, which we acquire, trade and supply to users; and the wine production, for which we grow grapes and intend to act as an importer into Asia where we may also distribute wines and ice wines. As ErMaPao was the Company’s only operating segment in 2007, and as it is now classified as Discontinued operations, no segment table in the 2007 period is presented.

Three Months Ended September 30, 2008
	Agricultural products	Wine production (1)	Others (2)	Total
Sales, net	$46,454,286	-	-	$46,454,286
Cost of sales	(35,291,262)	-	-	(35,291,262)
Gross profit	11,163,024	-	-	11,163,024
Depreciation and amortization	(343)	(117,397)	-	(117,740)
Other income	-	180,964		180,964
Segment profit (loss)	10,559,443	(44,842)	196,648	10,711,249
Total assets	71,769,985	14,595,461	-	86,365,446
Expenditures for long term assets	278	-	-	278

Nine Months Ended September 30, 2008
	Agricultural products	Wine production (1)	Others (2)	Total
Sales, net	$53,913,511	-	-	$53,913,511
Cost of sales	(40,946,593)	-	-	(40,946,593)
Gross profit	12,966,918	-	-	12,966,918
Depreciation and amortization	(670)	(117,397)	-	(118,067)
Other income	-	(269,014)	-	(269,014)
Segment profit (loss)	12,298,254	(491,137)	(420,053)	11,387,064
Total assets	71,769,985	14,595,461	-	86,365,446
Expenditures for long term assets	4,232	15,173,820	-	15,178,052

(1) Other income and Segment profit (loss) of our wine segment pertain mainly to the Bellisimo Vineyard’s rental activities.
(2) Others included the warrant expenses, option expenses and CNOA corporate expenses.

Note 17 – SUBSEQUENT EVENTS

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

On December 21, 2009, China Organic Agriculture, Inc. (the “Company”), through Ankang Agriculture Co., Ltd., an indirect wholly owned subsidiary, entered into a stock purchase agreement to acquire 1,800,000 shares, representing approximately 60% of the capital stock, of Changbai Eco-Beverage Co., Ltd. (“Changbai”) from Mr. Hongjun Ma for $10,250,403  (70 Million RMB).

I tem 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company now reports its operations under two segments. The first of these is agricultural products, which acquires trades and supplies these products to customers. The second segment is wine production, which grows grapes and intends to act as an importer to Asia. This segment consists of the operations of the Bellisimo Vineyards, a 153-acre vineyard located in Sonoma County, California, which we acquired on February 29, 2008. Bellisimo Vineyard has provided small quantities of Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries each year for both red and white wines.

The Company entered into a Share Purchase Agreement (the "Agreement") dated as of September 29, 2008, with Peng Huang, Xinbo Huang, and the Reilong Group (each a “Shareholder” and collectively the “Shareholders”), the  Shareholders of all of the outstanding capital stock of Princeton International Investment Ltd. (“Princeton”), which owns 60% of Dalian Huiming Industry Ltd. ("Dalian Huiming"). The Company had previously announced its intent to acquire 60% of the outstanding shares of Dalian Huiming and has been working to complete its due diligence and obtain the necessary governmental consents. Pursuant to the Agreement, in consideration of an aggregate of US$10,642,609, each of the Shareholders will assign to the Company his or its shares of Princeton, which in the aggregate will represent 60% of the shares then outstanding in Dalian Huiming. See Note 11 in the attached Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q for further discussion regarding this transaction.

On June 10, 2008, the Company established a new subsidiary, Far East Wine Holding Group Limited. This subsidiary will represent the Company's initiative to import and distribute California wines within China. The formation of this subsidiary may assist the Company in its efforts to distribute wines in China.

On October 7, 2008, CNOA entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which, effective as of September 30, 2008, the Company sold to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited for consideration of $8,700,000. The Stock Transfer Agreement is described in detail in the Report on Form 8-K filed by the Company on October 2, 2008, and incorporated herein by reference.

Result of Operations

The following tables present certain information from the consolidated statement of operations of China Organic Agriculture, Inc. for three month and nine month periods ended September 30, 2008 and 2007.

	THREE MONTHS ENDED	THREE MONTHS ENDED
	SEPTEMBER 30 2008	SEPTEMBER 30 2007 (Restated)	% of CHANGE
Net Sales	46,454,286	-		n/m*
Cost of Net Sales	(35,326,386)	-		n/m*
Gross Profit	11,127,900	-		n/m*
General and Administrative Expenses	(416,651)	-		n/m*
Income from operations	10,711,429			n/m*
Interest expenses	(79,570)	-		n/m*
Other income	613,133	-		n/m*
Provision for income taxes	(2,773,251)	-		n/m*
Net income from Continuing operations	8,471,561	-		n/m*
Net income from Discontinued operations	1,028,074	7,228,015		-86%
Net Income	9,499,635	7,228,015		31%
Basic and Diluted weighted
average shares	57,655,514	51,548,776		12%
Basic and Diluted Earnings per share of common stock:
Income from Continuing operations	$0.15	$-	$	n/m*
Income from Discontinued operations	0.02	0.14		n/m*
Total Basic and Diluted Earnings Per Share	$0.17	$0.14		$21%

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30 2008	SEPTEMBER 30 2007 (Restated)	% of CHANGE
Net Sales	$53,913,511	$-	n/m*
Cost of Net Sales	(40,946,593)	-	n/m*
Gross Profit	12,966,918	-	n/m*
General and Administrative Expenses	(1,579,854)	-	n/m*
Income from operations	11,387,064	-	n/m*
Interest expenses	(380,422)	-	n/m*
Other income	701,183	-	n/m*
Provision for income taxes	(3,222,007)	-	n/m*
Net income from Continuing operations	8,485,818	-	n/m*
Net income from Discontinued operations	1,868,231	9,627,675	-81%
Net Income	$10,354,049	$9,627,675	8%
Basic and Diluted weighted
average shares	53,599,214	45,083,771	19%
Basic and Diluted Earnings per
share of common stock:
Income from Continuing
Operations	$0.16	$-	n/m*
Income from Discontinued
operations	$0.03	$0.21	n/m*
Total Basic and Diluted Earnings
Per Share	$0.19	$0.21	-10%

* Non-meaningful

Business Segment Information

We operate in two business segments, agricultural commodities, which we acquire, trade and supply to users; and the wine industry, for which we grow grapes and intend to act as an importer into Asia where we may also distribute wines and ice wines. ErMaPao has been sold and thus is treated as a Discontinued Operation and is no longer reported as a separate segment.

Three Months Ended September 30, 2008
	Agricultural products	Wine production(1)	Others (2)	Total
Sales, net	$46,454,286	-	-	$46,454,286
Cost of sales	(35,326,386)	-	-	(35,326,386)
Gross profit	11,127,900	-	-	11,127,900
Depreciation and amortization	(343)	(117,397)	-	(117,740)
Other income	-	180,964		180,964
Segment profit (loss)	10,559,443	(44,842)	196,648	10,711,249
Total assets	71,769,985	14,595,461	-	86,365,446
Expenditures for long term assets	278	-	-	278
Nine Months Ended September 30, 2008
	Agricultural products	Wine production (1)	Others(2)	Total
Sales, net	$53,913,511	-	-	$53,913,511
Cost of sales	(40,946,593)	-	-	(40,946,593)
Gross profit	12,966,918	-	-	12,966,918
Depreciation and amortization	(670)	(117,397)	-	(118,067)
Other income	-	(269,014)	-	(269,014)
Segment profit (loss)	12,298,254	(491,137)	(420,053)	11,387,064
Total assets	71,769,985	14,595,461	-	86,365,446
Expenditures for long term assets	4,232	15,173,820	-	15,178,052

(1) Other income and Segment profit (loss) of our wine segment pertain mainly to the Bellisimo Vineyard’s rental activities.
(2) Others included the warrant expenses, option expenses and CNOA corporate expenses.

Sales

Sales for the three months ending September 30, 2008 totaled $46,454,286. This is attributable mainly to the Company's change of its operational strategy. During the third quarter of 2008, most of the sales were generated by the Company's Agricultural products segment, reflecting the new initiative of purchasing rice from other rice producers and then reselling this rice to retailers and wholesalers. As the Agricultural products segment was established in 2008, there were no comparable sales in 2007.

There were no sales of grapes or wine during the first three quarters of this year as grapes will not be harvestable until after the end of the third quarter 2008. As the Bellisimo Vineyard was acquired in February of 2008, there are no comparable figures for 2007.

Gross Profit

The Company's gross profit for the three months ending September 30, 2008 was $11,127,900 (or 24% of revenue). The gross profit for the nine months ending September 30, 2008 was $12,966,918 (or 24% of revenue).

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ending September 30, 2008 totaled $416,651 or approximately 0.90% of sales. Selling, general and administrative expenses for the nine months ending September 30, 2008 totaled $1,579,854 or approximately 2.93% of sales.

Interest Expense

Interest expenses were $79,570 and $380,422, respectively, for the three and nine month periods ending September 30, 2008. These expenses result from the debt incurred to finance the February 2008 acquisition of the Bellisimo Vineyard, which totals about $14.7 million.

Other Income

Other Income for the three and nine month periods ending September 30, 2008 represents gain on debt conversion in 2008 of $432,169, and the net benefit of the rental income pertaining to the Bellisimo vineyard.

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

According to China's new tax policy, the Company no longer benefits from this tax exemption. For the three month and nine month periods ending September 30, 2008, the Company accrued $2,773,251 and $3,222,007 respectively in income taxes. The effective tax rates represented by these accruals are significantly higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes.

Discontinued Operations

The Company discontinued reporting the operating results of ErMaPao as of September 30, 2008, the effective date of the sale of ErMaPao. The following table summarizes the operating results of the discontinued operations for the three month and nine month periods ended September 30, 2008 and 2007 respectively:

	Three Months	Three Months
	Ending September 30, 2008	Ending September 30, 2007
Sales	$771,481	$22,370,228
Cost of sales	(559,737)	(14,825,974)
Gross profit	211,744	7,544,254
Operating expenses	(86,925)	(318,441)
Income from Discontinued
operations before income tax	124,819	7,225,813
Other Income (Expense)		2,305
Interest income (Expense)		(103)
Income tax	(30,938)	-
Net Income from Discontinued
operations, net of tax	$93,881	$7,228,015

	Nine Months	Nine Months
	Ending September 30, 2008	Ending September 30, 2007
Sales	$4,536,142	$28,804,210
Cost of sales	(2,977,670	(18,676,637
Gross profit	1,558,472	10,127,573
Operating expenses	(314,713	(499,898
Income from Discontinued operation before income tax	1,243,759	9,627,675
Income tax	(309,722	-
Net Income	$934,037	$9,627,675

The ErMaPao segment had a significant decrease in sales of both green and organic rice this quarter, which together declined to $771,800 as compared to $22,370,228 in the third quarter of 2007. ErMaPao sales for the nine months ending September 30, 2008 totaled $4,536,142 compared to $28,804,210 for the nine months ending September 30, 2007. This decrease of $24,268,068, or approximately 84.4%, is due to the following reasons:

·	As the government was no longer providing a tax exemption to ErMaPao, certain orders were not accepted because of the reduced margin.
·	Heavy snows in early 2008 impacted rice sales in Northern China. Some suppliers of ErMaPao could not deliver the goods per sales orders.
·	The increasing shipping cost due to the location of ErMaPao made many long-term sales orders not worth to pursue.
·	Increased competition from other rice producers.

Net Income

Net income from continuing operations was $8,471,561 for the three months ending September 30, 2008 and $8,485,818 for the nine months ending September 30, 2008. Total Net income of the Company for the three months ended September 30 2008 was $9,499,635 compared to $7,228,015 for the same period of 2007. Total Net income was $10,354,049 for the nine months ended September 30, 2008, compared to Net income of $9,627,675 for the comparable 2007 period. The increase in total net income during the nine month period was largely due to the third quarter profit in agriculture products trading business.

Liquidity and Capital Resources

As of September 30, 2008, Cash and cash equivalents were $1,562,144, current assets totaled $71,766,423, and current liabilities were $40,542,923. Working capital at September 30, 2008 was $31,223,500, as compared to $9,898,496 as of September 30, 2007.

The components of the $8,135,679 decrease in cash and cash equivalents from $9,697,793 as of December 31, 2007 to $1,562,114 as of September 30, 2008 are reflected below.

Cash Flow

NINE MONTHS ENDED SEPTEMBER 30,

                                                         2008            2007
-------------------------------------------------------------------------------
Net cash provided (used) by operating activities    ($11,452,162)      $942,053
Net cash used by investing activities               ($16,235,929)     ($344,845)
Net cash provided by financing activities            $18,603,785     $2,056,529
Effects of exchange rates on cash                       $948,627        $26,529
===============================================================================
Net change in cash and cash equivalents              ($8,135,679)    $2,680,432
Net Cash Used by Operating Activities

During the nine months ended September 30, 2008, we had negative cash flow from operating activities of $11,452,162, primarily attributable to the increase in purchase deposits of approximately $13,260,561 relating to $10,642,609 deposited to a commonly controlled bank account with the Reilong Company for the acquisition of Dalian Huiming, with the remaining amount held by the Huanyatong Investment Company Ltd. for possible future acquisition activities. The higher account receivables of $43,307,234 were generated from the increase in the Company's revenues. These negative cash flow factors were partially offset by higher accounts payable and accrued expenses of $32,178,847 which resulted from higher levels of purchases, and higher taxes payable of $3,137,334.

Net Cash Used in Investing Activities

The Company used $16,235,929 in investing activities largely to purchase the property and equipment of the Bellisimo Vineyard during the first quarter of 2008 as discussed in Note 4 to the Consolidated Financial Statements.

Net Cash Provided by Financing Activities

During the first nine months of 2008, the Company obtained $18,603,785 from financing activities.  In connection with the acquisition of the assets of Bellisimo Vineyard we incurred two debt obligations, the first being a mortgage in the amount of $8,515,000 for which we granted the lender a first lien on the Vineyard's assets. This debt bears interest at an initial rate of 7.7% per annum and a 20 year term. The second obligation is a note payable from a related party (a shareholder) of $6,216,000, which bore 4% annual interest over its five year term, with both principal and interest payable in February, 2013. This note was converted into 18,282,353 shares of our common stock on September 4, 2008. The Company also obtained $2,800,000 from a promissory note payable on demand from a related party,

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months. However, we may need to raise additional capital in order to fund any acquisitions and any large construction projects. We would expect to raise those funds through credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. However, there can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company has evaluated the effect of this pronouncement on financial statements and expects that it will not have an impact upon the Company’s financial statements.

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

On May 8, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS 162 on its financial position and results of operations.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of September 30, 2008 pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of September 30, 2008. The primary deficiency in our disclosure controls and procedures is our failure to adopt written policies and procedures to direct our personnel to advise our management of events and information to enable them to make timely decisions regarding required disclosure. This deficiency is due, in part, to the lack of experience of our management personnel in China with the rules and regulations of the Securities and Exchange Commission and, more generally, western business procedures, and the failure of our personnel in China to timely communicate with the Company's representatives in the United States. This absence of procedures has resulted in a number of late filings and in the receipt by the Company of a number of requests for amendments and additional information from the Staff of the Securities and Exchange Commission.

During 2008, the Company engaged within the US an individual familiar with the requirements of US securities laws and accounting regulations. This individual was engaged as a consultant, and coordinated between the Company's Chinese representatives and its counsel and accountants in the United States. He also provided us with procedures intended to heighten management's awareness of the need to comply with US securities laws and thereby improve our disclosure controls and procedures. In addition, we have engaged an individual in the US familiar with public accounting and the controls and procedures needed by a public company to advise us as we upgrade our internal controls. In December 2009 we engaged an individual to help establish a systematic approach we can follow to establish appropriate controls and procedures throughout our company. The Company is in the early stages of preparing an internal control matrix to document its controls and procedures which it plans to utilize to test the effectiveness of its controls and procedures. We have not completed all steps necessary to insure that our disclosure controls and procedures are effective. Our efforts to adopt and implement appropriate disclosure controls and procedures are ongoing and are intended to ensure that we have appropriate disclosure controls and procedures by the end of 2010.

As a result of the deficiencies in certain of its filings under the Exchange Act which we are in the process of rectifying, the Company is not considered to be current in its Exchange Act reporting.

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended September 30, 2008,  there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II--OTHER INFORMATION

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