Form 10-K/A
period 2008-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2010-01-27
CIK 1337826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

707-709-2321
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, no par value
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

None

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

This amendment is being filed in response to comments received from the staff of the Division of Corporation Finance of the SEC.

PART I

Item 1. Business.

Introduction

In March 2007 we, then a publicly traded company with no operations, acquired through a reverse merger all of the shares of China Organic Agriculture Limited ("COA"). COA is a holding company formed under the laws of the British Virgin Islands that then owned all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is an operating company organized under the laws of China in May 2002 engaged in growing, processing and distributing rice.  In addition to such activities, in early 2008 we began to engage in the trading and wholesale distribution of rice and other agricultural commodities.

In May 2007 we changed our name to China Organic Agriculture, Inc. As used in this report, the terms "we," "our," "Company" and "China Organic" refer to China Organic Agriculture, Inc. and its subsidiaries, and the terms "ton" and "tons" refers to metric tons, in each case, unless otherwise stated or the context requires otherwise. Since most of our business activities take place in China, our functional currency is the Renminbi, which had an average exchange rate to the US dollar of $0.1415 and $0.1317 during fiscal years 2008 and 2007, respectively.

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

Operations

We commenced active operations in China upon completion of the reverse merger in March 2007 in which we acquired COA and its operating subsidiary, ErMaPao.  Through ErMaPao we engaged in growing, processing and distributing rice.  In addition to such activities, since early 2008 we have been engaged in the trading and wholesale distribution of rice and other agricultural commodities purchased from third parties.

In February 2008 we purchased the Bellisimo Vineyard, a 153 acre operating vineyard in Sonoma County, California. Before we acquired the Bellisimo Vineyard, it was providing Merlot, Chardonnay, and Cabernet Sauvignon grapes to local wineries for both red and white wines. We may continue to sell grapes grown on the Bellisimo Vineyard to local wineries or to wineries which make wines for resale in China and elsewhere in Asia.

In June 2008 we formed a subsidiary under the laws of the British Virgin Islands to act as the importer of record in connection with our efforts to distribute wines to wholesalers in China and Asia. Management believes that demand in China is growing for premium wines and we intend to seek to import wines from the United States and other growing regions initially into China and then to other destinations in Asia. We are in the early stages of seeking to become a wine importer and this will be a new business for us.  We have no experience in the distribution of wines and there can be no assurance that we will be able to successfully import wines into China.

In October 2008, we acquired all of the outstanding shares of Princeton International Investment Ltd. (“Princeton”), which owned, and was formed to facilitate our acquisition of, 60% of the outstanding shares of Dalian Baoshui District Huiming Industry Limited ("Dalian Huiming”). Dalian Huiming, founded in 2001, is headquartered in the Dalian Free Trade Zone, in Dalian City Liaoning Province, China. Dalian Huiming is engaged in grain purchasing, international and domestic trading, wholesale sales and food delivery logistic services. Dalian Huiming’s activities are primarily focused on soybeans, corns and cereal crops, which are major products of the provinces located in Northeastern China. Most of Dalian Huiming's sales are to other distributors or industrial users of agricultural products and it distributes its products in many regions of China, including Liaoning Province, Jiling Province, Heilongjiang Province, Sichuan Province, Fujian Province and the cities of Beijing and Shanghai.

ErMaPao – Growing, Processing and Distribution of Rice

The following is a short description of the business of ErMaPao.  We acquired ErMaPao in March 2007 and sold it effective September 30, 2008.  Consequently, although it represented substantially all of our operations during the time it was owned by us, its results are reported in our financial statements as “Discontinued Operations” and, effective September 30, 2008, it was no longer part of our operations.

ErMaPao operates in Songyuan City of Jilin Province.  Since its formation, ErMaPao has been dedicated to the production of "green" and "organic" rice.  While it was owned by us, ErMaPao’s rice was grown on 1,600 acres it controlled as a result of the grant of government land use rights and in collaboration with family units who supplied ErMaPao with rice grown on approximately 4,660 acres to which they, in the aggregate, had been granted land use rights. ErMaPao established standards regarding the quality of the product grown by the family units to ensure that high standards of quality were maintained. ErMaPao supplied the family units with seed, tools and training. Throughout the growth cycle, the family units were provided access to agronomists who advised them on the avoidance of common cultivation problems and on the maximization of yield. In 2007, approximately 15% of our revenue came from sales of organic rice, and 85% of our revenues were the result of sales of green rice. In 2008 approximately 20.8 % of our revenues were derived from sales of rice by ErMaPao prior to September 30, 2008.

To be certified as "green" rice, rice and the methods by which it is produced must adhere to certain standards. Specifically to be certified grade green rice, the production quality of the environment must comport with certain basic green food production environmental quality standards established by the Administration of Agricultural Quality, Supervision, Inspection and Quarantine of the People's Republic of China and there may be limited use of synthetic fertilizers and biotech production methods.

To be certified "AA" grade green rice, the production quality and conditions must comport with more stringent green food production environmental quality standards. During the production process, no chemical pesticides, fertilizers, food additives, feed additives, veterinary drugs or anything known to be harmful to the environment or human health can be used. The AA grade is obtained through the use of organic fertilizer such as green manure, biological or physical methods of crop plantation, soil fertilization, and pest control.

Organic rice is rice produced to the highest of the "green food production environment quality standards."

The Bellisimo Vineyard –Wine Operations

In addition to its grape growing activities, there are seven buildings located on the Bellisimo Vineyard, which we occasionally rent to third parties.  The rates for the main building run from approximately $900 to $1,300 per night depending upon the season. Although these rental activities supplement the revenues derived from the Vineyard, they are not material to our operations.

In December 2008, the Company entered a joint venture with China-based Xinbin Manchu Autonomy County East Star Wine Company Ltd. ("Xinbin"). The joint venture, Bellisimo Ice Wine, is intended to enable the Company to market premium table wines and specialty ice wines in China.  The Company owns 60% of Bellisimo Ice Wine.

The Company did not sell Bellisimo wines in 2008.

Grain Purchasing, Distribution and Logistic Services

Dalian Huiming purchases agriculture products from independent suppliers and sells the products to distributors and retailers.  Although Dalian Huiming has what it believes are valuable working relationships with its suppliers and buyers its business constantly is subject to competition from other grain traders and distributors.

Principal Customers

During 2008, the Company’s principal customers, the proceeds from sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	$ 51,214,939	46%
Beijing Golden Valley Trading Co. Ltd.	$ 38,159,510	34%
Shanghai Good Friend Trading Group, Co. Ltd	$ 3,389,421	3%
Jing Yun Da Investment Co. Ltd.	$ 2,988,577	3%
Beijing Li Da Long Trading Co. Ltd	$ 2,793,493	2%

The concentration of our sales to a limited number of customers leaves us vulnerable to an adverse short-term impact on our revenues should one of these customers cease doing business or reduce the amount of business it does with us.

In 2007, when our revenues were generated principally through ErMaPao, we sold a substantial portion of our products to a limited number of customers. Our principal customers during 2007 were:

Customers	Revenues	Percentage of Company’s Revenues
Songyuan Shunda Grain and Oil Company	$ 5,046,893	11.3%
Songyuan Grain and Oil Company	$ 4,399,670	9.9%
Changchun Qinghai Grain and Oil Company	$ 4,314,572	9.7%
Songyuan Tonda Grain and Oil Company	$ 3,739,177	8.4%

Since we disposed of ErMaPao we no longer do business with any of the companies listed above.

We obtain supplies of grain from a limited number of companies. The purchase made from each of these suppliers during 2008, and the percentages of our business represented by each of these suppliers were as follows:

Suppliers	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd	$72,048,373	84%
Heilongjiang Wuchang Littlehill Grain Storage Co. Ltd	$2,588,401	3%
Heilongjiang Bao Quan Lin Grain Transportation Co. Ltd	$2,225,176	3%
Heilongjiang Ah City Second Grain Storage Co. Ltd	$1,732,673	2%
Heihe Aihui Grain Storage Co. Ltd	$1,678,642	2%

The limited numbers of companies from which we obtain inventories leaves us vulnerable to an adverse short-term impact on our revenues should one of these suppliers cease doing business or reduce the amount of business it does with us.

Competition

The competition for the purchases of grain in the open market is fierce and the barriers to entry are low. The Company competes with many larger, nationalized companies such as China Grain Co. Ltd. Many of these companies have larger organizations and are substantially better capitalized than the Company.

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

Employees

As of November 30, 2009, we employed 193 full-time employees. Approximately 40% of our employees are management and sales personnel and the balance are operational employees. None of our employees is represented by a union.

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

Risks Relating to Our Business

Our revenues depend in large part on our customer and supplier relationships, and any loss, cancellation, reduction, or interruption in these relationships could harm our business.

In general, we depend on our suppliers and customers to trade the products we carry. If these relationships were to be disrupted, sales to such customers would become difficult or significantly reduced and thus our revenues and net income could significantly decline. The Company is also subject to risks of increased costs from obtaining supplies from suppliers due to production circumstances beyond the Company’s control. We also face risks of decreasing sale prices of the products we trade due to increased competition and or termination of orders from customers. Our success will depend on our continued ability to develop and manage relationships with significant customers and suppliers. Any adverse change in our relationships with our customers and suppliers may have a material adverse effect on our business. Although we have expanded our distribution capacity, we expect that our customer concentration will not change significantly in the near future. We cannot be sure that we will be able to retain our largest customers and suppliers or that we will be able to attract additional customers and suppliers, or that our customers and suppliers will continue to buy and provide our products in amounts comparable to prior years. The loss of one or more of our largest customers or suppliers, any reduction or interruption in sales to these customers or supplies from our suppliers, our inability to successfully develop relationships with additional customers or suppliers or future adverse price moves that may occur, could significantly harm our business.

Attracting and retaining key personnel is an essential element of our future success.

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate executive and other key employees, including those in managerial, technical, marketing and information technology support positions. Experienced management, technical, marketing and support personnel are in demand and competition for their talents is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of either our chairman or our chief executive officer, our business may suffer.

We are dependent on Mr. Jinsong Li, our Chairman and Chief Executive Officer. We are also dependent on Mr. Weihong Xia, our Chief Financial Officer. The loss of the services of either could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have key-man term life insurance policy on Mr. Li or Mr. Xia.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management. Our future success will be highly dependent upon our ability to manage successfully the expansion of our operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, order entry systems and other procedures, and hire sufficient numbers of qualified financial, accounting, administrative, and management personnel.

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

We have a relatively limited operating history as an agricultural trading company, which may make it difficult for you to assess our ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

Our short operating history and the rapidly changing nature of the markets in which we compete and the changes in the nature of our business as a result of the sale of ErMaPao and acquisition of Dalian Huiming  make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

•	the introduction of competitive products by different or new competitors;

•	any factor that might interrupt or otherwise reduce the conduct of business by our distributors;

•	reduced demand for any given product;

•	difficulty in keeping current with changing trading technologies or procedures;

•	increased or uneven expenses, whether related to sales and marketing or administration;

•	interruptions or reductions in the availability of grain to facilitate our trading operations; and

•	costs related to possible acquisitions of technology or businesses.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or the costs are less favorable to us. In addition, these factors increase the chances that our results could be lower than the expectations of investors and analysts. If so, the market price of our stock would likely decline.

Risks Related to Doing Business in the People's Republic of China

Our business operations take place primarily in the PRC. Because Chinese laws, regulations and policies are changing, our Chinese operations may face numerous risks unique to businesses in the PRC, several of which are summarized below.

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

-Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

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

In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

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

The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the PRC mandate accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles.

China's accounting laws require that an annual "statutory audit" be performed in accordance with PRC's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations' Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Because our principal assets are located outside of the United States and all of our directors and executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

In addition, our operating subsidiaries and the majority all of our assets are located outside of the United States. You will find it difficult to enforce your legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the PRC. In addition, it is unclear if extradition treaties in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

- Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

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

Risks Associated with Agricultural Trading

We are subject to risks associated with our operations which may affect our results.

The agricultural industry in the PRC has issues that the agricultural industry does not have within the United States. For instance:

•
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

We anticipate that the majority of our future revenues will be derived from the trading of rice and other agricultural commodities and, as a result, our earnings may be affected by the prices of these products. There are many factors influencing the price of rice and other agricultural commodities including expectations for inflation; global and regional demand and production; political and economic conditions; and production costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.

Other Industry-specific Risks

Extreme event risks. Weather and climate are variable from day to day and season to season. Extreme weather events could adversely impact our ability to trade grain and, consequently adverse impact our results of operation.

Yield risks. When temperature and precipitation are too high or low, crop yields suffer. Anticipated crops may not materialize.

The availability and price of the agricultural commodities the Company trades can be affected by weather, disease, government programs, and various other factors beyond the Company's control which could adversely affect the Company's operating results.

The availability and price of agricultural commodities are subject to wide fluctuations due to unpredictable factors such as weather, plantings, government (domestic and foreign) farm programs and policies, changes in global demand resulting from population growth and changes in standards of living, and global production of similar and competitive crops. These factors have historically caused volatility in the agricultural commodities industry and, consequently, could impact the Company's operating results. Reduced supplies of agricultural commodities could also limit the Company's ability to trade agricultural commodities in an efficient manner which could adversely affect the Company's profitability. In addition, the availability and price of agricultural commodities can be affected by other factors, such as plant disease, which can result in crop failures and reduced harvests.

Government policies and regulations, in general, and specifically affecting the agricultural sector and related industries, could adversely affect the Company's operating results.

Agricultural production is subject to government policies and regulations.  We are subject to Law of PRC on Quality and Safety of Agriculture Products, The Law of PRC on Promotion of Agricultural Mechanization and The Law of PRC on Land Contract in Rural Areas, and other PRC laws applicable to business in China generally. (Further information on these Laws is available at: http://english.agri.gov.cn/ga/plar/)

Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstock as raw materials, and industry profitability. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the products that the Company trades, restrict the Company's ability to do business in its existing and target markets, and could negatively impact revenues and operating results.

The Company is subject to food and feed industry risks which could adversely affect the Company's operating results.

The Company is subject to food industry risks which include, but are not limited to, food spoilage or food contamination, shifting consumer preferences, federal, state, and local food processing regulations, and customer product liability claims. The liability which could result from these risks may not always be covered or could exceed liability insurance related to product liability and food safety matters maintained by the Company. The occurrence of any of the matters described above could adversely affect the Company's revenues and operating results.

The Company is subject to risks associated with the outbreak of disease related to food products related to rice. The outbreak of disease could adversely affect demand for the Company's products. A decrease in demand for these products could adversely affect the Company's revenues and operating results.

The Company is subject to numerous wine import and export regulations and licensing in the United States of America and the People’s Republic of China which could adversely affect the Company’s plans to expand its wine production and trading.

The Company is required to comply with the numerous and broad reaching laws and regulations administered by governmental agencies relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing and distributing of related agricultural products including commercial activities conducted by Company employees and third parties globally. Any failure to comply with applicable laws and regulations could subject the Company to administrative penalties and injunctive relief, civil remedies, including fines, injunctions, and recalls of its products.

The Company is exposed to potential business disruption, including but not limited to transportation services, and other serious adverse impacts resulting from natural disasters and severe weather conditions, and accidents which could adversely affect the Company's operating results.

The assets and operations of the Company are subject to damage and disruption from various events which include, but are not limited to, natural disasters and severe weather conditions, accidents, explosions, and fires.

The potential effects of the conditions cited above include, but are not limited to, extensive property damage, extended business interruption, personal injuries, and damage to the environment. The Company's operations also rely on dependable and efficient transportation services. A disruption in transportation services could result in supply problems at the Company's processing plants and impair the Company's ability to deliver processed products to its customers in a timely manner.

Risks Relating to our Common Stock and our Status as a Public Company

The price of our common stock may be affected by a limited trading volume and may fluctuate significantly.

At times there has been a limited public market for our common stock and we cannot assure you that an active trading market for our stock will always be available. The absence of an active trading market may adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. In addition, we cannot assure you that you will be able to sell shares of common stock that you have purchased without incurring a loss. The market price of our common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. In addition, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

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

Our management and the former owners of the businesses we acquire are generally unfamiliar with the requirements of the United States securities laws and may not appreciate the need to devote the resources necessary to comply with such laws. A failure to adequately respond to applicable securities laws could lead to investigations by the Securities and Exchange Commission and other regulatory authorities that could be costly divert management's attention and disrupt our business.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular it requires that the Company perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

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

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders or subject our company to risks upon default.

We may issue our securities, such as additional shares of our common stock or share of preferred stock, to acquire companies or assets. If we issue additional shares of our common stock or shares of our preferred stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease. The shares of preferred stock we issue are likely to provide holders with dividend, liquidation and voting rights, and may include participation rights, senior to, and more favorable than, the rights and powers of holders of our common stock.

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

We have approximately 73,157,232 shares of our common stock outstanding.  There are approximately 4,078 of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Item 2.  Properties.

We do not own any land in the PRC although, as a result of government land use grants, prior to the sale of ErMaPao we controlled approximately 1,600 acres, and indirectly we controlled the 4,660 acres used by the family farmers who grew the grain we purchased and marketed.  Prior to the sale of ErMaPao our executive offices were located in China at Songyuan City in Jilin Province. These offices and processing facilities are located on the approximately 1600 acres of land owned by the PRC that had been leased to the Company. The lease for the land expires in 2032, and the annual rent for the land was RMB 994,795 or approximately US$140,112. The buildings on this land have approximately 20,000 square meters of usable space and are owned by ErMaPao. They consist mainly of warehouses, shelters for farm equipment and supplies, and processing buildings. As a result of the sale of ErMaPao, we no longer directly or indirectly control any of the properties mentioned in this paragraph.

Dalian Huiming rents office space at 25 Tongxing Street Zhong Shan District, Dalian, Liaoning. This space is approximately 337 sq. meters and the annual rent is approximately $39,800.  Through another subsidiary we rent space at Manhattan Building #1, Suite 1511, Dalian City, Liaoning Province. This space is approximately 300 sq. meters and the annual rent is approximately $17,280.

The Bellisimo Vineyard is a 153 acre operating vineyard in Sonoma County, California. There are seven buildings located on the Bellisimo Vineyard which we occasionally rent to third parties.

We acquired the Bellisimo Vineyard for $14,750,000. A portion of the purchase price, $8,515,000, was paid with funds provided by a commercial US lender which was granted a first lien on the property. The balance of the purchase price was financed with $6,216,000 loaned from a related party pursuant to an agreement providing for 4% interest per annum over a five year term and internally generated funds. During 2008 the 4% loan was swapped for equity as discussed in the notes to our financial statements included herein. The $8,515,000 mortgage is payable over twenty years with an interest rate, initially set at 7.70% per year, that adjusts every four years.

Item 3. Legal Proceedings.

On December 12, 2008, Lance C. Provo, "on behalf of himself and all others similarly situated", filed a class action lawsuit in the United States District Court for the Southern District of New York against China Organic Agriculture, Inc. (the "Company"), past officers and directors of the Company, and one current director of the Company (the "Defendants"). The suit alleges, among other things, that the Defendants disseminated false and misleading statements or concealed materially adverse facts causing members of the class to purchase the Company's stock at inflated prices, and engaged in other improper actions, including divesting the Company of its sole productive asset and acquiring a luxury retreat for the use of the Defendants. The suit alleges that the Defendants' actions violated Sections 10(b) and 20A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10(b) 5 under the Exchange Act. The suit seeks as relief civil penalties, attorney's fees, and disgorgement

Item 4. Submission of Matters to a Vote of Security Holders.

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
                                         High            Low
2008

First Quarter                           $2.20           $0.83
Second Quarter                          $2.06           $0.63
Third Quarter                           $0.68           $0.17
Fourth Quarter                          $0.69           $0.17

2007

First Quarter                           $2.00           $0.51
Second Quarter                          $2.09           $1.01
Third Quarter                           $4.00           $1.15
Fourth Quarter                          $4.25           $1.50

As of November 30, 2009, our common stock was held of record by approximately 4,000 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in Item 1A. “Risk Factors and elsewhere in this Report.

Overview

On March 15, 2007, China Organic Agriculture Inc. ("CNOA" or the "Company"), through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of China Organic Agriculture Limited ("COA")     which then owned ErMaPao, an operating company engaged in growing, processing and distributing rice in China. Under accounting principles generally accepted in the United States, the share exchange was considered to be a capital transaction in substance, rather than a business combination. Thus the share exchange was equivalent to the issuance of stock by COA for the net monetary assets of CNOA, accompanied by a ecapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements issued after the acquisition of the legal acquirer, CNOA, are those of the legal acquiree, COA, which is considered to be the accounting acquirer, and thus represent a continuation of the financial statements of COA.  Share and per share amounts stated have been retroactively adjusted to reflect the merger.

In February 2008 we purchased the Bellisimo Vineyard, a 153 acre operating vineyard in Sonoma County, California. Before we acquired the Bellisimo Vineyard, it was providing Merlot, Chardonnay, and Cabernet Sauvignon grapes to wineries for both red and white wines. We anticipate that we may sell some of the vineyard’s production to distributors for resale in China.  In addition to the growing of grapes, we have also periodically rented to third parties seven residential buildings located on the Bellisimo Vineyard. In June 2008, anticipating that we might begin to import wines into China, we formed Far East Wine Holding Group Ltd. (“FEW”)  to act as our distributor of wines into China should we choose to do so.

In early 2008, the Company also began to engage on a limited basis in the trading of rice and other agricultural commodities.

Until the September, 2008 sale of ErMaPao and the acquisition of 60% of the shares of Dalian Huiming, the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products grown by or under the direction of ErMaPao. The Company’s products have been sold principally within the People's Republic of China. As a result of the sale of ErMaPao, the Company is primarily engaged in the acquisition, trading and distribution of agricultural products, such as corn, soybean and rice, acquired from third parties, which are then sold mainly to five regions in China. They are Beijing, Shanghai, Zhejiang, Guangdong and Liaoning. ErMaPao is now treated as a Discontinued Operation and is no longer reported as a separate segment.

Result of Operations – Annual Periods 2008 and 2007

The following tables present certain information from the consolidated statement of operations for the twelve months ended December 31, 2008 and December 31, 2007.

	TWELVE MONTHS ENDED	TWELVE MONTHS ENDED	%
	DECEMBER 31 2008	DECEMBER 31 2007	CHANGE

Sales	$112,695,908	$-	n/m
Cost of sales	(87,329,141)	-	n/m
Gross profit	25,366,767	-

Selling, general and administrative expenses	(1,755,344)	-	n/m
Income from operations	23,611,423	-	n/m
Other income	827,577	-	n/m
Interest expense	(541,959)	-	n/m
		-	n/m
Income from continuing operations before income taxes	23,897,041	-	n/m

Provision for income taxes	(6,975,212)	-	n/m
Minority interest	(1,328,623)	-	n/m
Net income from continuing operations	15,593,206	-	n/m
Net income from discontinued operations	1,868,231	13,492,590	-86%

Net Income	$17,461,437	$13,492,590	29%
Basic weighted average shares	58,515,437	46,662,749	25%
Total basic and diluted earnings per share	$0.30	$0.29	3%
Other comprehensive income: Net Income	$17,461,437	$13,492,590	29%

Foreign currency
translation adjustment	2,212,245	537,361	312%
Comprehensive income	$19,673,682	$14,029,951	40%

Business Segment Information

We operate in two business segments, agricultural commodities, which we acquire, trade and supply to users; and the wine industry, for which we grow grapes and intend to act as an importer into Asia where we may also distribute wines and ice wines.

Year ended December 31, 2008
	Agricultural products	Wine production	Others (1)	Total
Sales, net	$112,695,908	$-	$-	$112,695,908
Cost of sales	87,329,141	-	-	87,329,141
Gross Profit	25,366,767	-	-	25,366,767
Other operational income	-	585,666	-	585,666
Segment profit (loss)	24,900,541	(954,232)	(49,268)	23,897,041
Depreciation and amortization	47,163	167,710	-	214,873
Total assets	56,385,100	15,341,073	-	71,726,173
Expenditures for long term assets	11,718,460	14,673,773	-	26,392,233
Goodwill	1,602,134	-	-	1,602,134

(1)	Others include corporate expenses such as the amortization of warrant expense.

As ErMaPao was the Company’s only operating segment in 2007, and it is now classified as Discontinued Operation, no segment table for 2007 is presented.

Sales

Sales for the twelve months ending December 31, 2008 totaled $112,695,908.  During 2008, the Company's sales were generated by the Company's Agricultural Products segment, reflecting the new initiative of purchasing rice from other rice producers and then reselling this rice to retailers and wholesalers. As the Agricultural Products operation was established in 2008, there were no comparable sales in 2007.

Gross Profit

The Company's gross profit for the twelve months ending December 31, 2008 was $25,366,767 (or 22.5% of revenue).

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ending December 31, 2008 totaled $1,755,344 or approximately 1.6% of sales.

Other Income

Other income includes licensing fee income, gain on debt conversion, net grape and rental income.

Licensing fee income of $500,000 is based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011. On June 3,   2009 the agreement was amended to eliminate the quarterly installments until such time as the Company begins to deliver wine for sale under the Bellisimo brand

On September 4, 2008, the Company issued 18,282,353 shares, representing approximately 25%, of its outstanding common stock, to a shareholder of the Company (Mr. Xirong Xu) in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard. The conversion rate, $0.32 per share, represented a slight premium to the 30 day average share price of the common stock at the time of the conversion, resulting in a gain on debt conversion of $365,647.

On September 4, 2008, the Company issued 3,326,103 shares, representing approximately 4.5%, of its outstanding common stock, to a shareholder of the Company (First Capital Limited) in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 1,130,875. The indebtedness evidenced by this note represents amounts advanced to pay accounts payable. The conversion rate for this transaction, $0.32 per share, represented a slight premium to the 30 day average share price of the common stock at the time of the conversion, resulting in a gain on debt conversion of $66,522.

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

Interest Expense

Interest expenses were $541,959 for fiscal year 2008. These expenses result from the debt incurred to finance the February 2008 acquisition of the Bellisimo Vineyard, which totaled about $14.7 million.

Provision for Income Taxes

The Company is subject to the income tax laws of the People's Republic of China ("PRC"). The Enterprise Income Tax, to which the Company is subject, is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its participation in both agricultural production and in the PRC Urban Labor and Employment Services Program designed to encourage companies to increase their employment of target groups.

Thus it did not record an expense for income taxes nor did it paid income taxes in 2007.
According to China's new tax policy, the Company is no longer able to benefit from this tax exemption. For the twelve months ending December 31, 2008, the Company accrued $6,975,212 in income taxes. The Company’s effective 2008 tax rate is higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes, and debt relief of $3,015,387 from controlling shareholder related to the acquisition of Dalian Huiming was treated as being taxable to Dalian Huiming under China Tax Law, but was not reflected as a gain in the consolidated financial report.

Minority Interest

As the Company owns only 60% of Dalian Huiming, 40% of total net income from Dalian Huiming was recorded as income attributed to minority interest.

Discontinued Operations

The Company discontinued reporting the operating results of ErMaPao as of September 30, 2008, the effective date of the sale of ErMaPao. The following table summarizes the operating results of the discontinued operations for the periods ended September 30, 2008 and 2007 respectively:

	2008	2007

Sales	$4,536,142	$28,804,210
Cost of sales	(2,977,670)	(18,676,637)
Gross profit	1,558,472	10,127,573
Operating expenses	(314,713)	(499,898)
Income from discontinued operations before income tax	1,243,759	9,627,675
Income tax	(309,722)	-
Net Income	$934,037	$9,627,675

ErMaPao showed a significant decrease in sales of both green and organic rice in 2008. The decline is due to the following reasons:

•	As the government was no longer providing a tax exemption to ErMaPao, certain orders were not accepted because of the reduced margin.
•	Heavy snows in early 2008 impacted rice sales in Northern China. Some suppliers of ErMaPao could not deliver the goods per sales orders.
•	The increasing shipping cost due to the location of ErMaPao made many long-term sales orders not worth to pursue.
•	Increased competition from other rice producers.

Net Income

Net income from ErMaPao was $1,868,231 for the twelve months ending December 31, 2008, compared to net income for $13,492,590 for the twelve months ending December 31, 2007. This decrease mainly was due to the reasons listed above. The total net income of the Company was $17,461,437 for the twelve months ending December 31, 2008, an increase of 29% compared to the same period in 2007. The increase was primarily due to acquisition of Dalian Huiming.

Liquidity and Capital Resources

At December 31, 2008, cash and cash equivalents were $7,338,817 as compared to $9,697,793 at December 31, 2007.  Working capital as of December 31, 2008 was $41,018,283 (current assets of $54,402,799 less current liabilities of $13,384,016) as compared to working capital of $14,241,857 as of December 31, 2007.

The components of the $2,358,976 decrease of cash and cash equivalents during the year ended December 31, 2008 are reflected below:

	Twelve months ended December 31, 2008	Twelve months ended December 31, 2007
Net cash provided by operating activities	$4,827,267	$9,559,590
Net cash used by investing activities	(26,392,233)	(852,041)
Net cash provided by financing activities	17,937,377	364,865
Effects of exchange rates on cash	1,268,613	309,318
Net change in cash and cash equivalents	$(2,358,976)	$9,381,732

Net Cash Provided by Operating Activities

The cash provided by operating activities for the twelve month period ended December 31, 2008 was $4,827,267. This is largely due to the Net income of $17,461,437, partially offset by the increase in accounts receivables of $14,868,192, which resulted from the increase in sales due to the expanded trading activities. The level of cash provided by operating activities was $4,732,323 lower than that of the prior year largely due to this increase in accounts receivable.

Net Cash Used by Investing Activities

In February of 2008 the Company acquired the Bellisimo Vineyard for $14,750,000.

Net cash used by investing activities in twelve months ended December 31, 2008 was $26,392,233 reflecting the cash used to purchase the Bellisimo Vineyard ($14,750,000) in February 2008 and Dalian Huiming ($10,642,609) in October 2008.

Net Cash Provided by Financing Activities

On September 4, 2008, the Company issued 18,282,353 shares, representing approximately 25% of its outstanding common stock, to a shareholder of the Company (Mr. Xirong Xu) in exchange for the surrender and cancellation of its promissory note in the principal amount of $6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard on February 29, 2008. The conversion rate for the transaction, $0.32 per share, represents a slight premium to the 30 day average share price of the common stock.

In connection with the acquisition for $14,750,000 of the Bellisimo Vineyard on February 29, 2008, we incurred debt in the amount of $8,515,000 for which we granted the lender a first lien on the Vineyard. This debt bears interest at an initial rate of 7.7% per annum and is repayable in varying monthly payments over a period of 20 years. In addition, we received funding from a shareholder of an additional $6,216,000 used to purchase the Vineyard, at 4% interest over a five year term.  As discussed in Note16 of the Notes to the Consolidated Financial Statements included in this Report, this debt was cancelled in return for the issuance to the debt holder of 18,282,353 shares of the Company’s stock in September, 2008.

Additionally during the year ended December 31, 2008, the Company received $2,800,000 from a related party, Shenzhen Kaibite Network Technology Co., Ltd. which is a subsidiary of one of the Company’s shareholders (First Capital Limited).  The amount is evidenced by a non-interest bearing promissory note payable upon demand.

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

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS  140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that its adoption had a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140," ("SFAS 156"). SFAS 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not believe that its adoption of this new standard had a material impact on its financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 28, 2007, we appointed the firm of Morgenstern, Svoboda & Baer,CPAs, P.C. ("New Auditor") as our independent auditor and dismissed the firm of Pender Newkirk & Company LLP ("Former Auditor"), which had served as our independent auditor until that date. The Former Auditor was our auditor prior to the acquisition by our company of ErMaPao and China Organic Agriculture, Ltd.

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

Item 9A.(T) Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of December 31, 2008 pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of December 31, 2008. The primary deficiency in our disclosure controls and procedures is our failure to adopt written policies and procedures to direct our personnel to advise our management of events and information to enable them to make timely decisions regarding required disclosure. This deficiency is due, in part, to the lack of experience of our management personnel in China with the rules and regulations of the Securities and Exchange Commission and, more generally, western business procedures, and the failure of our personnel in China to timely communicate with the Company's representatives in the United States. This absence of procedures has resulted in a number of late filings and in the receipt by the Company of a number of requests for amendments and additional information from the Staff of the Securities and Exchange Commission.

During 2008, the Company engaged within the US an individual familiar with the requirements of US securities laws and accounting regulations. This individual was engaged as a consultant, and coordinated between the Company's Chinese representatives and its counsel and accountants in the United States. He also provided us with procedures intended to heighten management's awareness of the need to comply with US securities laws and thereby improve our disclosure controls and procedures. In addition, we have engaged an individual in the US familiar with public accounting and the controls and procedures needed by a public company to advise us as we upgrade our internal controls. In December 2009 we engaged an individual to help establish a systematic approach we can follow to establish appropriate controls and procedures throughout our company. The Company is in the early stages of preparing an internal control matrix to document its controls and procedures which it plans to utilize to test the effectiveness of its controls and procedures. We have not completed all steps necessary to insure that are disclosure controls and procedures are effective. Our efforts to adopt and implement appropriate disclosure controls and procedures are ongoing and are intended to ensure that we have appropriate disclosure controls and procedures by the end of 2010.

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

Management's Report on Internal Control Over Financial Reporting*

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2008. In addition to the deficiencies discussed in the section concerning the “Evaluation of Disclosure Controls and Procedures” above , material weaknesses identified were the result of the lack of adequate staffing in the Company's accounting department, the lack of familiarity of the Company's accounting staff with the procedures necessary to design and maintain proper internal controls over financial reporting and the inability to integrate the newly acquired business of Dalian Huiming into the Company's financial operating system.

In addition to the remedial measures we have adopted and plan to adopt relating to disclosure controls and procedures discussed above in the section “Evaluation of Disclosure Controls and Procedures,” we have started to create a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
__
*The foregoing report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2008,  there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors and executive officers at March 31, 2009 were:

Name	Age	Title

Jinsong Li	38	Chief Executive Officer and Chairman
Weihong Xia	38	Chief Financial Officer and Secretary
Guangwu Zhang	76	Director
Shujie Wu	39	Director

The business experience of each director and executive officer of the Company is set forth below.

Mr. Jinsong Li was elected to the position of Chief Executive Officer in late September 2008. He was formerly vice president of Beijing Jingwei Capital Investment Co., Ltd, an investment firm focusing on agricultural companies, where he managed investment projects valued at more than $100 million. Mr. Li previously worked for more than 15 years in various executive roles at a commercial trade company in Shantou and an agricultural products company in Beijing. On October 15, 2008, Mr. Li was elected Chairman of the Company's Board of Directors replacing Huizhi Xiao, who resigned as of that date.

Weihong Xia holds a Masters Degree in Economics and is a certified public accountant. He most recently served as Chief Financial Officer of Dongfang Tiandu Industrial Investment Company, and as Executive Director and Chief Financial Officer of Tianzifu International Investment Company. He joined the Company in Oct. 2008, and became CFO in Nov. 2008. Mr. Xia resigned from the Company on January 15, 2010.

Guangwu Zhang currently holds the position of Professor of Agriculture at Shandong Agricultural University. As author of over 100 academic papers, he currently holds several national appointments including Vice Committee Chairman of Cultivation Research Committee of The Crop Science Society of China as well as evaluator of the National Natural Science Foundation of China.  He joined the Company as a Non-managerial director in December 2008.

Shujie Wu served from 2002 to 2004 as Chairman of Dongguan Shijin Market Investment Company Limited. From 2003 to 2005, Mr. Wu served as Chairman of Guangzhou City Weirong Investment Consulting Company Limited, and from 2005 to 2007 he served as Managing Director of Jiayuanfen International Investments Company Limited. He joined the Company as a Non-managerial director in April 2008.

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

Item 11. Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, (i) each individual who served as our chief executive officer for services provided in all capacities to us and our subsidiaries for all, or a portion of, the fiscal years ended December 31, 2008. No other individual who served as an executive officer of our company was awarded, earned, or paid total compensation in excess of $100,000 for services provided in all capacities to us and our subsidiaries in that year.  Mr. Jingsong Li became CEO on September 23, 2008. The Former CEO, Mr. Changqing Xu, served 8 months in 2008.

Summary Compensation Table
                                                                                 Change in
                                                                                pension value
                                                           Non-equity        and nonqualified
  Name and                              Stock   Option   incentive plan   deferred compensation    All other
  principal    Year   Salary   Bonus    awards  awards    compensation           earnings        compensation   Total
  position              ($)     ($)      ($)     ($)          ($)                   ($)               ($)        ($)
     (a)        (b)     (c)     (d)      (e)     (f)          (g)                   (h)               (i)        (j)
-----------------------------------------------------------------------------------------------------------------------
Jinsong Li
CEO           2008   $9,198     N/A      N/A     N/A          N/A                   N/A               N/A      $ 9,198
-----------------------------------------------------------------------------------------------------------------------
Changqing Xu
CEO           2008   $24,788    N/A      N/A     N/A          N/A                   N/A               N/A      $24,788
-----------------------------------------------------------------------------------------------------------------------
Changqing Xu
CEO           2007   $8,000     N/A      N/A     N/A          N/A                   N/A               N/A      $ 8,000
-----------------------------------------------------------------------------------------------------------------------
Weihong Xia
CFO &         2008   N/A        N/A      N/A     N/A          N/A                   N/A               N/A        N/A
Secretary

We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer, nor were any outstanding as of December 31, 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding beneficial ownership of our common stock as of November 30, 2009 by (i) each person known by us to own beneficially more than 5% of the outstanding common stock, (ii) each of our directors and executive officers, (iii) any other "Named Executive Officer" identified in the Executive Compensation section, below, and (iv) all of our officers and directors as a group. Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. Each executive officer and director may be contacted c/o the Company: Dalian City Zhongshan District, Youhao Road, Manhattan Building #1 Suite 1511, Dalian Liaoning, PRC.

      Name and Address of                     Amount and Nature of           Percent
      Beneficial Owner                        Beneficial Ownership           of Class
      ---------------------------------------------------------------------------------------
      Xirong Xu                                    20,282,353                  27.7
      ---------------------------------------------------------------------------------------
      First Capital Limited P.O. Box 2804,
      Georgetown Grand Cayman, Ky1-1112
      Cayman Islands
      Xirong Xu                                     3,326,103                   4.5
      ---------------------------------------------------------------------------------------
      Jinsong Li                                      500,000                     *
      ---------------------------------------------------------------------------------------
      Weihong Xia                                           0                     0
      ---------------------------------------------------------------------------------------
      Shujie Wu                                             0                     0
      ---------------------------------------------------------------------------------------
      Guangwu Zhang                                         0                     0
      ---------------------------------------------------------------------------------------
      Officers and Directors
      as a group (4 persons)                          500,000                     *
      ____
* Less than one percent.

Item 13. Certain Relationships and Related Transactions.

In connection with the acquisition by the Company of China Organic Agriculture Limited ("COA"), a BVI holding company, the Company issued to the shareholders of COA, Huizhi Xiao, Luxesource International Limited, JK Friedman Capital Limited, Shenzhen Huaying Guaranty and Investment Company Limited, First Capital Limited, Simple (Hong Kong) Investment & Management Company Limited and China US Bridge Capital Limited, an aggregate of 27,448,776 shares of the Company's common stock.

In April 2007, we received a loan from Shenzhen Dingyi Investment Consultants Limited, an entity which was a shareholder in the Company, of an aggregate $2,063,797, which was repaid by December 31, 2007.

In February 2008, the Company received a loan from an individual shareholder, Mr. Xirong Xu, for the total amount of $6,216,000. The interest rate was 4.00% and both principal and interest were due in February 2013. On September 4, 2008, China Organic Agriculture, Inc. (the "Company") issued 18,282,353 shares, representing approximately 25%, of its outstanding common stock, to Xirong Xu in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard in February 2008. Mr. Xirong Xu is not a relative of the Company's former CEO, Mr. Changqing Xu.

On September 4, 2008, the Company issued 3,326,103 shares, representing approximately 4.5%, of its outstanding common stock, to First Capital Limited in exchange for the surrender and cancellation of the Company’s promissory note to First Capital Limited in the principal amount of $ 1,130,875. The indebtedness that had been represented by this note results from amounts advanced by First Capital on behalf of the Company to pay accounts payable.

Mr. Xirong Xu and First Capital Limited are accredited investors within the meaning of Rule 501 (a) of Regulation D under the Securities Act. The shares were issued pursuant to exemptions from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated hereunder, and in the case of Mr. Xirong Xu, Regulation S under the Securities Act.

Item 14. Principal Accounting Fees and Services.

During fiscal year 2008 and fiscal year 2007, the aggregate fees which we paid to or were billed by Morgenstern, Svoboda & Baer CPAs, PC for professional services were as follows:

                                                       Fiscal Year Ended December 31,
                                                                 2008                  2007
Audit Fees (1)                                     $21,000             $122,522
Audit-Related Fees (2)                      $22,500              $ 32,146
All Other Fees (3)                                          *                         *
__

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

Exhibit No.	Description
3(I).1	Articles of Incorporation (1)
3(I).2	Certificate of Amendment to Articles of Incorporation (1)
3(II)	Bylaws (1)
4.1	Warrant Agreement between China Organic Agriculture, Inc. and Trilogy Capital Partners, Inc.(1)
10.1	Agreement between ErMaPao and Jilin University (translation) (1)
10.2	Agreement between ErMaPao and Xinmiao Grain Depot (translation) (1)
10.3	Agreement between ErMaPao and Wukeshu Grain Depot (translation) (1)
10.4	Agreement between ErMaPao and Huaxing Foods Limited (translation) (1)
10.5	Agreement between ErMaPao and Songyuan City Grain and Oil Company (translation) (1)
10.6	Agreement between ErMaPao and Changchun City Qinghai Grain and Oil Company (translation)(1)
10.7	Agreement between ErMaPao and Shunda Grain and Oil Company (translation) (1)
10.8	Agreement between ErMaPao and Tongda Grain and Oil Company (translation) (1)
10.9	Agreement between ErMaPao and Nanjing Suguo Supermarket (translation) (1)
10.10	Agreement between ErMaPao and Hualian Hypermarket (translation) (1)
10.11	Loan Agreement between ErMaPao and Shenzhen Dingyi Investment Consultants Ltd. (translation) (1)
10.20
Promissory Note dated February 25, 2008 between China Organic Agriculture, Inc. and Mr. Xi Rong Xu (Incorporated by reference herein from Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 ("2007 Form 10-K"))

10.21	Promissory Note Secured By Deed of Trust in the initial principal amount of $8,515,000(Incorporated by reference herein from Exhibit 10.21 to the Registrant's 2007 Form 10-K)
10.22	Agreements regarding the February 29, 2008 purchase of Bellisimo Vineyard (Incorporated by reference herein from Exhibit 10.22 to the Registrant's 2007 Form 10-K)
21.1	Subsidiaries (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein as an exhibit to the Registrant’s Registration Statement on Form 10 filed on February 13, 2008.
(2)	Previously filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ORGANIC AGRICULTURE, INC.

Dated: January 27, 2010	By:	/s/ Jinsong Li
Jinsong Li Chief Executive Officer (principal executive officer)

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

Board of Directors and Stockholders of

China Organic Agriculture, Inc.

We have audited the accompanying consolidated balance sheets of China Organic Agriculture, Inc. (“Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. China Organic Agriculture, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but no for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

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

Morgenstern, Svoboda & Baer, CPA’s PC

Certified Public Accountants

April 6, 2009

Except for Note 2, as to which the date is December 2, 2009 and Note 18 and 19, as to which the date is December 22, 2009.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	12/31/2008	12/31/2007
	(Restated)
Assets
Current Assets
Cash and cash equivalents	$7,338,817	$9,697,793
Accounts receivable, net	26,448,294	1,924,080
Inventory	4,492,892	3,176,034
Acquisition deposit	2,617,952	-
Consideration receivable	8,700,000	-
Trade deposit	2,832,507	42,420
Advances	1,846,041	-
Other receivables and prepayments	126,296	312,590
Total Current Assets	54,402,799	15,152,917
Goodwill	1,602,134	-
Property, plant & equipment, net	14,521,452	1,505,783
Mortgage costs – net	143,788	-
Intangible asset, net	1,056,000	3,304,776
Total Assets	$71,726,173	$19,963,476

Liabilities and Stockholders’ Equity
Current Liabilities
Mortgage payable – current	$198,854	$-
Short term loan	1,170,515	-
Accounts payable and accrued expenses	5,048,054	170,528
Due to related party	3,630,842	364,865
Taxes payable	3,335,751	375,667
Total Current Liabilities	13,384,016	911,060

Mortgage payable-Long term	8,161,705	-

Total Liabilities	21,545,721	911,060
Minority interest	4,684,435	-
Stockholders' Equity
Preferred stock, par value, $0.001 per share
20,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000,000
shares authorized, 73,157,232 and 51,548,776
issued and outstanding for the period as at
December 31, 2008 and December 31, 2007,
respectively	7,648,410	733,704
Additional paid in capital	597,209	420,525
Statutory reserves	1,423,933	824,168
Other comprehensive income	2,814,743	602,498
Retained earnings	33,011,722	16,471,521
Total Stockholders' Equity	45,496,017	19,052,416
Total Liabilities and Stockholders' Equity	$71,726,173	$19,963,476

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2008	2007
	(Restated)
Sales	$112,695,908	$-
Cost of sales	(87,329,141)	-
Gross profit	25,366,767	-

Selling, general and administrative expenses	(1,755,344)	-
Income from operations	23,611,423	-

Gain on debt conversion	432,169	-
Net other income	395,408	-
Interest expense	(541,959)	-
		-
Income from Continuing operations before income taxes	23,897,041	-

Provision for income taxes	(6,975,212)	-
Minority interest	(1,328,623)	-
Net income from Continuing operations	15,593,206	-
Discontinued operations, net of tax
Income from ErMaPao, net of tax	934,037	13,492,590
Income due to disposal of ErMaPao, net of tax	934,194	-
Net income from Discontinued operations	1,868,231	13,492,590

Net Income	$17,461,437	$13,492,590
Basic weighted average shares	58,515,437	46,662,749
Diluted weighted average shares	58,515,437	46,730,345
Earnings per share of common stock:
Basic earnings per share
Income from Continuing operations	$0.27	$-
Income from Discontinued operations	0.03	0.29
Total basic earnings per share	$0.30	$0.29
Diluted earnings per share
Income from Continuing operations	$0.27	$-
Income from Discontinued operations	0.03	0.29
Total diluted earnings per share	$0.30	$0.29
Other comprehensive income:
Net income	$17,461,437	$13,492,590
Foreign currency
Translation adjustment	2,212,245	537,361
Net comprehensive income	$19,673,682	$14,029,951

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007
	(Restated)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income from continued operations	$15,593,206	$13,492,590
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from Discontinued operations	1,868,231	-
Minority interest	1,328,623	-
Gain on sale of subsidiary	(934,194)	-
Gain of debt conversion	(432,169)	-
Stock based compensation	280,100	420,525
Depreciation and amortization	323,529	207,430
Effect of changes in assets and liabilities:
Accounts receivables	(14,868,192)	(1,029,630)
Inventory	3,015,085	(2,616,994)
Trade deposit	(2,641,527)	(40,982)
Other receivables and prepayments	(1,817,931)	(302,854)
Accounts payable and accrued expenses	(24,828)	(880,005)
Taxes payable	3,137,334	309,510
Net cash provided by operating activities	4,827,267	9,559,590
CASH FLOWS USED BY INVESTING ACTIVITIES
Acquisition deposits	(10,111,621)	-
Impact of sale of ErMaPao on cash	(1,057,877)	-
Purchase of property & equipment	(15,222,735)	(852,041)
Net cash used by investing activities	(26,392,233)	(852,041)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Mortgage payable	8,515,000	-
Repayment of Mortgage payable	(300,104)	-
Due to related parties	9,283,597	364,865
Due from related parties	438,884	-
Net cash provided by Financing Activities	17,937,377	364,865
Effect of exchange rate changes on cash and cash equivalents	1,268,613	309,318
Net change in cash and cash equivalents	(2,358,976)	9,381,732
Cash and cash equivalents, beginning balance	9,697,793	316,061

Cash and cash equivalents, ending balance	$7,338,817	$9,697,793

The accompanying notes are an integral part of these financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments	$3,977,228	-
Interest payments	$551,377	-

Non Cash Transactions:
Debt converted to equity	$6,216,000	-

Sale of ErMaPao:
Selling price	$8,700,000	-
Book Value of ErMaPao’s Assets:
Cash	1,057,877	-
Other Assets	6,707,929	-
Total	$7,765,806	-

Purchase of Dalian Huiming:
Fair value of net tangible assets acquired	$7,940,475	-
Fair value of intangible assets	1,100,000	-
Fair value of Goodwill	1,602,134	-
Cash paid for acquisition	$10,642,609	-

The accompanying notes are an integral part of these consolidated financial statements

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008

	Common Stock		Additional Paid		Other
	Number of Shares	Amount	In Capital contribution	Statutory Reserves	Comprehensive Income	Retained Earnings	Total Equity
Balance December 31, 2006	27,448,776	$733,304	$	$824,168	$65,137	$2,978,931	$4,601,540
Issuance of Shares at Merger	24,100,000	400					400
Foreign currency translation adjustments					537,361		537,361
Net Income for the year ended 12/31/07						13,492,590	13,492,590
Stock based compensation			420,525				420,525
Balance December 31, 2007	51,548,776	733,704	420,525	824,168	602,498	16,471,521	19,052,416
Foreign currency translation adjustments					2,212,245		2,212,245
Debt conversion	21,608,456	6,914,706					6,914,706
Acquisition of Huiming			1,304	502,697			504,001
Reserves accrued in Huiming				921,236		(921,236)	-
Additional PIC from Xinbin			20,861				20,861
Net income for the year ended 12/31/2008						17,461,437	17,461,437
Disposition of ErMaPao				(824,168)			(824,168)
Stock based compensation			154,519				154,519
Balance December 31, 2008	73,157,232	$7,648,410	$597,209	$1,423,933	$2,814,743	$33,011,722	$45,496,017

The accompanying notes are an integral part of these consolidated financial statements

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. (“CNOA” or “Company”) (formerly Industrial Electric Services, Inc. or “IESI”) was incorporated on August 5, 2005, in the state of Florida. The Company has seven subsidiaries as at December 31, 2008. China Organic Agriculture, Ltd. (“COA”) was incorporated on August 10, 2006 under the laws of the British Virgin Islands.  Far East Wine Holding Group Ltd. (“FEW”) was incorporated on June 10, 2008 under the laws of the British Virgin Islands. CNOA owns 100% of COA and FEW. Ankang Agriculture (Dalian) Co., Ltd. (“Ankang Dalian”) was founded in January 2008 under the laws of the People’s Republic of China.  It is owned 100% by Hong Kong On Glory Investments Co., Ltd. (“HK Ankang”), which is 100% owned by COA.

On November 28, 2008, Xinbin Manchu Autonomous County Bellisimo Ice Wine Co., Ltd. (“Ice Wine”) was incorporated under the laws of the People’s Republic of China. Ankang Dalian holds 60% shareholding of Ice Wine.

On October 31, 2008, the Company completed the acquisition 100% shareholding of Princeton International Investment Ltd. (“Princeton”), which owned 60% of the outstanding shares of Dalian Huiming Industry Ltd. (“Dalian Huiming”). Huiming was incorporated on July 31, 2001 under the laws of the People’s Republic of China, and Princeton was incorporated on April 14, 2008 under the laws of Hong Kong.

On September 25, 2008, the Company entered into a Share Purchase Agreement with Bothven Investments Ltd. related to the sale of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Ltd. (“ErMaPao”) for US$8.7 million. The sale was completed on October 7, 2008 with effective date of September 30, 2008.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s financial position as of December 31, 2008 and 2007, and its financial results for the periods then ended.

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

Restatement and Reclassification

The Company has restated its consolidated financial statements of the period ended December 31, 2008 to correct the following errors in the consolidated financial statements previously filed:

The Company incorrectly recorded a pre-tax and after-tax gain on debt conversion of $3,015,387 in its audited consolidated statement of income for the year ended December 31, 2008, initially included in its Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).  The debt was incurred by Dalian Huiming Industry Ltd. prior to the Company’s acquisition of 60% of the outstanding shares of Dalian Huiming and forgiven in December 2008.  Based upon a review of its records and the literature applicable to the transactions, the Company determined that the debt forgiveness should have been considered as a reduction of the liabilities acquired at the date of the acquisition. As a result, Income Before Income Taxes From Continuing Operations and Net Income for the year ended December 31, 2008 should have been reported as $3,015,387 less than originally reported.  As a result of this error, the Company’s Retained earnings and Stockholders’ equity balances as of December 31, 2008 were overstated by $3,015,387.  Correspondingly the Goodwill originally recorded at the date of acquisition of the shares in Dalian Huiming was overstated by $3,015,387.  In addition, the Company has determined that certain amounts in the consolidated Cash Flow statements included in the 2008 Form 10-K related to the foregoing adjustment were misstated.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In addition to the foregoing, the Company has determined that in computing its earnings per share for the year ended December 31, 2008, it incorrectly concluded that certain outstanding warrants were dilutive when in fact they were not.  As a consequence, the Company stated its diluted weighted average share count as being 59,764,345 when it should have been 58,515,437, and thus understated its total diluted earnings per share from continuing operations and discontinued operations by one cent for the year ended December 31, 2008.

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

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis.  There were reserves for doubtful accounts in the amounts of $12,143 and $0 as of December 31, 2008 and December 31, 2007, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down their inventories to market value, if lower. As of December 31, 2008 and December 31, 2007 inventory consisted of finished goods valued at $4,492,892 and $1,212,104 respectively. Raw material inventories as of December 31, 2008 and December 31, 2007 are valued at $0 and $1,963,930, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the preparation of the raw rice into the finished product.

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

 Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”), indefinite-life identifiable intangible assets and goodwill are not amortized.  Under the provisions of SFAS 142, the Company is required to perform an annual impairment test of our goodwill.  Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  See Note 12, Acquisition, for additional information regarding goodwill.

Intangible Assets

In October 2005, the Company purchased land rights which expire in 2032.  These intangible assets pertained to ErMaPao and were amortized using the straight-line method over the term of the land rights. These rights were transferred to new ownership with the sale of ErMaPao.

As the result of the acquisition of Dalian Huiming as discussed in Note 12, an intangible asset pertaining to Dalian Huiming’s existing customer relationships was recognized and valued at $1,100,000.  We evaluate the recoverability of intangible assets periodically, taking into account events or circumstances that could warrant revised estimates of useful lives or that indicate that impairment exists. All of these intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue comprises the fair value of the consideration received or receivable for the sale of goods and services in the ordinary course of the Company’s activities. Revenue is shown net of value-added tax, returns, rebates and discounts. Revenue from the sale of goods is recognized upon the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. The Company has no post-shipment obligations, price protection, or “bill and hold” arrangements. The Company’s products are not returnable. As of December 31, 2008 and December 31, 2007, there was no unearned revenue recorded

Other Income

Other income for the year ended December 31, 2008 includes $500,000 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell the Bellisimo brand red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011 with.  As discussed in Note 19, on June 3, 2009 the agreement was amended to eliminate the quarterly installments until such time as the Company begins to delivered wine for sale under the Bellisimo brand.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2008 and December 2007, there were no differences between the tax bases of the Company’s assets and liabilities and their financial reported amounts.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2006, the FASB released FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  This statement is effective for fiscal years beginning after December 15, 2006.  As a result of implementing FIN 48, there have been no adjustments to the Company’s financial statements.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the SFAS No. 128, “Earnings per Share” (“SFAS 128”). The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common stock outstanding adjusted for the impact of potentially dilutive securities outstanding.  The dilutive impact of warrants outstanding is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants. The warrants outstanding for the year ended December 31, 2008 were anti-dilutive and thus were not included in the computation of earnings per share for that period.

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

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires use of the management approach model for segment reporting. The management approach model is based on how a company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Based on this model, the Company has two segments.  Agriculture products comprise the agriculture products trading segment and wine production is the segment that produces grapes to be converted into wine.  The ErMaPao rice growing and sales segment is now classified as Discontinued Operation and as such is not reflected in the 2008 table, and since that was the Company’s sole operating unit in 2007, no 2007 segment report is presented.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Year ended December 31, 2008
	Agricultural products	Wine production	Others (1)	Total
Sales, net	$112,695,908	-	-	112,695,908
Cost of sales	87,329,141	-	-	87,329,141
Gross Profit	25,366,767	-	-	25,366,767
Other operation income	-	585,666	-	585,666
Segment profit (loss)	24,900,541	(954,232)	(49,268)	23,897,041
Depreciation and amortization	47,163	167,710	-	214,873
Total assets	56,385,100	15,341,073	-	71,726,173
Expenditures for long term assets	11,718,460	14,673,773	-	26,392,233
Goodwill	$1,602,134	-	-	1,602,134

(1)	Others include corporate expenses such as the amortization of warrant expense;

As ErMaPao was the Company’s only operating segment in 2007, and it is now classified as Discontinued Operation, no segment table for 2007 is presented

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The pronouncement has no effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, "Minority Interests in Consolidated Financial Statements" ("SFAS 160"). This Statement amends ARB 51 to establish accounting and reporting standards for the minority interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a minority interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company's fiscal year beginning January 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 3 – ACQUISITION DEPOSITS

The Company has deposited approximately $2,617,952 with the Huanyatong Investment Co., Ltd, (“Huanyatong”) in anticipation of further investment and acquisition activity.

Note 4 – CONSIDERATION RECEIVABLE

Effective September 30, 2008, the Company sold all of its shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited to Bothven Investments Limited ("Bothven"), for a non-interest bearing note receivable of $8,700,000. See Note 19 for discussion regarding the subsequent amendment and payments regarding this note receivable.

NOTE 5 -- TRADE DEPOSIT AND ADVANCES

Trade deposits represents amounts held by suppliers as deposits. As of December 31, 2008 and 2007 the Company had $2,832,507 and $42,420 respectively, recorded as trade deposits.

The Company has entered into a co-operation agreement with two unrelated companies to assist those companies in their business development by consulting as to their business operations and providing working capital funding. As of December 31, 2008 and 2007, the Company has advanced these companies $1,846,041 and $0, respectively.

Note 6– PROPERTY, PLANT & EQUIPMENT

As of December 31, 2008 and December 31, 2007, Property, plant & equipment consisted of the following:

	12/31/2008	12/31/2007

Construction in progress	$-	$793,557
Land	7,040,992	-
Real property	7,489,233	579,989
Machinery & equipment	155,850	285,959
Transportation equipment	-	61,302

Total	14,686,075	1,720,807
Accumulated depreciation	(164,623)	(215,024)
Net book value	$14,521,452	$1,505,783

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 6– PROPERTY, PLANT & EQUIPMENT (CONTINUED)

During the years ending December 31, 2008 and December 31, 2007, depreciation expense was $164,623 and $68,986, respectively. These 2008 and 2007 expenses included $55,864 and $68,986, respectively, of costs which pertain to Discontinued Operations.

On February 29, 2008, the Company purchased the assets of the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. This purchase price was allocated to the following asset categories:

Real property	$7,489,233
Land	7,040,992
Machinery, equipment & others	32,595
Sub-total	$14,562,820
Agency expenses	187,180
Total	$14,750,000

Pursuant to the criteria as set forth in EITF 98-3, Paragraph 6 and Article 11-01 of Regulation S-X, Paragraph (d) (1) & (d) (2), the Company has determined to treat this purchase as an acquisition of real estate.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 7 – INTANGIBLE ASSETS

a)	Land use rights

As of December 31, 2008 and December 31, 2007, land use rights consisted of the following:

	12/31/2008	12/31/2007
Purchased land rights	$-	$3,613,293

Accumulated amortization	-	(308,517)

Intangible assets	$-	$3,304,776

The Land use rights was included in the assets sold as part of the sale of ErMaPao, and thus is not contained in the Company’s balance sheet as of December 31, 2008.  The 2008 and 2007 expenses included $114,906 and $139,444 of costs which pertain to Discontinued Operations.

b)	Identified intangible assets

As of December 31, 2008 and December 31, 2007, intangible assets pertaining to the valuation attributed to the customer relationships, acquired as part of the acquisition of Dalian Huiming, are as following:

	12/31/2008	12/31/2007
Customer relationships	$1,100,000	$-

Accumulated amortization	(44,000)	-

Intangible assets	$1,056,000	$-

During the years ending December 31, 2008 and December 31, 2007, amortization expense was $44,000 and $0, respectively.

The projected future amortization is as following:

2009	$176,000
2010	$176,000
2011	$176,000
2012	$176,000
2013	$176,000
Thereafter	$176,000

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 8 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 9 – DUE TO RELATED PARTIES

The Company has become indebted to a shareholder for advances the shareholder made to third parties on behalf of the Company. As of December 31, 2008 and December 31, 2007 the Company owed $830,842 and $364,865 respectively to such shareholder. The amount is also evidenced by a non-interest bearing promissory note payable upon demand.

As of December 31, 2008, the Company owed $2,800,000 to one related party, Shenzhen Kaibite Network Technology Co., Ltd. which is a subsidiary of one of the Company’s shareholders (First Capital Limited). The amount is evidenced by a non-interest bearing promissory note payable upon demand.

On February 25, 2008, the Company obtained funding from a shareholder (Mr. Xirong Xu) in the amount of $6,216,000 connected with the acquisition of the Bellisimo Vineyard on February 29 2008. The amount is also evidenced by a non-interest bearing promissory note payable upon demand. On September 4, 2008, the Company issued 18,282,353 shares, representing approximately 25%, of its outstanding common stock, to Mr. Xirong Xu in exchange for the surrender and cancellation of this promissory note in the principal amount.  The gain on debt conversion is discussed in Note 16.

On September 4, 2008, the Company issued 3,326,103 shares, representing approximately 4.5%, of its outstanding common stock, to First Capital Limited in exchange for the surrender and cancellation of its promissory note in the principal amount of $ 1,130,875. The indebtedness evidenced by this note represents amounts advanced by First Capital Limited to pay accounts payable on behalf of the Company. The gain on debt conversion is discussed in Note 16.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 10 – MORTGAGE PAYABLE

As discussed in Note 6, in February 2008 the Company purchased the assets of the Bellisimo Vineyard.  This was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 year term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of December 31, 2008 were $8,161,705 and $198,854, respectively.

Projected future payments are as follows:

2009	$198,854
2010	$214,717
2011	$231,847
2012	$250,343
2013	$270,314
Thereafter	$7,194,484

Note 11 - INCOME TAXES

The Company is subject to the Income Tax Laws of the PRC. The tax provisions of $6,975,212 for the year ended December 31 2008 pertain to PRC taxes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company became liable for income tax on Chinese based income at 25%. The Company’s effective 2008 tax rate is higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes, and debt relief of 3 million dollars from controlling shareholder is taxable for Dalian Huiming under China Tax Law, but were not taken as gain in the consolidated financial report.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns; we continue to record a full valuation allowance against our otherwise recognizable U.S. net deferred tax assets as of December 31, 2008.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 12 – ACQUISITION

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

The Goodwill resulted from this acquisition was due to the value attributed to Dalian Huiming by the selling shareholders based on Dalian Huiming’s recent levels and growth of net income.  The computation of the acquired Goodwill was as per the following:

Net Consideration		$10,642,609
Fair value of net tangible assets acquired	7,940,475
Fair value of Identified intangible asset -Customer relationship (Note 7)	1,100,000
		9,040,475
Goodwill		$1,602,134

Goodwill is not expected to be deductible for tax purposes in the PRC, the only jurisdiction in which the Company is paying and expects to pay income taxes.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 12 – ACQUISITION (Continued)

As a result of the completion of this acquisition in October 2008, the Company has consolidated Dalian Huiming in its financial statements since October 1, 2008. During 2008, Dalian Huiming contributed to the Company as following:

October 1, 2008 to December 31 2008
Sales	$14,354,843
Cost of sales	(12,619,527)
Gross Profit	1,735,316
G&A, selling expenses and other operating expenses	(324,030)
Profit before income tax	1,411,286
Income tax *	(1,102,868)
Net Income	308,418
Less income attributed to noncontrolling interest	(123,367)
Net Income attributable to CNOA	$185,051
Basic and diluted weighted average shares	58,515,437
Basic and diluted Earnings Per Share	$0.0032

* There was $ 753,847 of PRC income taxes paid related to the debt relief from the original controlling shareholder

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 13 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis.  Rental expenses were $41,460 for the year ended December 31, 2008. The Company has no future minimum obligations as of December 31, 2008.

Note 14 - STATUTORY RESERVE

Upon approval from the Board of Directors of Dalian Huiming, the statutory reserve can be used to offset accumulated losses or to increase capital. As of December 31, 2008, the Company had allocated $1,423,933 to these non-distributable reserve funds. Due to the sale of ErMaPao the Company also reduced the statutory reserves by $824,168, the amount that pertained to the statutory reserve amount of ErMaPao. As of December 31, 2007, the statutory reserve fund had exceeded 50% of registered capital and thus no further allocation is required.

Note 15 – CONCENTRATIONS

The Company had two customers who accounted for more than 80% of revenues during the year ended December 31, 2008. Two customers accounted for more than 43% of the Company’s accounts receivable at December 31, 2008.

Five vendors accounted for almost 82% of accounts payable at December 31, 2008. Three vendors accounted for almost 89% of the Company's purchases for the period ending December 31, 2008.

Note 16 – GAIN ON DEBT CONVERSION

On September 4, 2008, the Company issued 18,282,353 shares, representing approximately 25%, of its outstanding common stock, to a shareholder of the Company (Mr. Xirong Xu) in exchange for the surrender and cancellation of his promissory note in the principal amount of $6,216,000 issued in connection with the acquisition of the Bellisimo Vineyard on February 29, 2008. The conversion rate for the transaction, $0.32 per share, represents a slight premium to the 30 day average share price of the common stock, and thus resulted in a gain as follows:

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

Note 16 – GAIN ON DEBT CONVERSION (Continued)

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

Note 17 – STOCK WARRANTS, OPTIONS AND COMPENSATION

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

Warrants Outstanding as of December 31, 2008:

	Total Warrants	Exercise Price ($)	Date of Expiration
Outstanding, December 31, 2007	350,000	$1.50	April-09
Granted on February 6, 2008	1,000,000	1.39	February-11
Exercised in 2007	-
Outstanding, December 31, 2008	1,350,000	$1.39-$1.50

Note 18 – DISCONTINUED OPERATIONS

On September 25, 2008, the Company entered into a Stock Transfer Agreement with Bothven Investments Limited ("Bothven"), pursuant to which the Company agreed to sell to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited, for  a non-interest bearing note receivable from Bothven in the amount of $8,700,000, as discussed in Note 4. The sale was completed on October 7, 2008, with an effective date of September 30, 2008. See Note 19 for the amended payment terms.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 18 – DISCONTINUED OPERATIONS（Continued）

The gain on the sale of ErMaPao was as follows:

Consideration	$8,700,000
Net book value of ErMaPao	(7,765,806)
Gain on disposal	$934,194

The following table summarized the operating results of the Discontinued Operations for the years ended December 31, 2008 and 2007 respectively:

	2008	2007
Sales	$4,536,142	$44,500,003
Cost of sales	(2,977,670)	(29,452,694)
Gross profit	1,558,472	15,047,309
Operating expenses	(314,713)	(1,554,719)
Income from discontinued operations before income tax	1,243,759	13,492,590
Income tax	(309,722)	-
Net Income	$934,037	$13,492,590

The Company reached the decision to sell ErMaPao based on the following factors:

•	ErMaPao’s sale revenue had dropped dramatically in the first half year of 2008.
•	There was limited room to expand the green agriculture business in the area where ErMaPao is located.
•
Until December 31, 2007, the Company enjoyed an exemption from income tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and thus the Company became liable for income taxes at the 25% rate.

•	Pricing competition among local growers was adversely impacting the gross margins.
•	Increasing transportation costs.

Per FASB 144, ErMaPao is presented as Discontinued Operations in the Statements of Operations and Cash Flows.

Note 19 – SUBSEQUENT EVENTS

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

Note 19 – SUBSEQUENT EVENTS (Continued)

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

DALIAN HUIMING INDUSTRY LTD.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Dalian Huiming Industry Ltd.

We have reviewed the accompanying balance sheet of Dalian Huiming Industry Ltd. as of September 30, 2008, and the statement of income for the nine months then ended, and the statement of cash flows and shareholders' equity for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

Morgenstern, Svoboda & Baer CPA's P.C.
Certified Public Accountants

New York, N.Y.
October 31, 2008

DALIAN HUIMING INDUSTRY LTD.
BALANCE SHEETS

	9/30/2008	12/31/2007
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$3,148,940	$34,828
Accounts receivable, net	8,806,935	8,608,600
Other receivable	8,213	389,427
Due from related parties	438,884	-
Inventory	5,419,932	5,770,841
Trade deposits	-	988,484
Total Current Assets	17,822,904	15,792,180

Property & equipment, net	4,061	1,104

Total Assets	$17,826,965	$15,793,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable	$1,173,313	$1,165,182
Accounts payable and accrued expenses	3,186,291	5,017,807
Customer deposits	-	1,457,807
Income tax payable	411,542	202,474
Due to related parties	4,344,642	2,016,196
Other payables	-	468,814
Total Current Liabilities	9,115,788	10,328,280

Stockholders' Equity

Registered capital	1,865,040	1,865,040
Statutory reserve	502,697	502,697
Other comprehensive income	808,660	329,039
Retained earnings	5,534,780	2,768,228
Total Stockholders' Equity	8,711,177	5,465,004
Total Liabilities and Stockholders' Equity	$17,826,965	$15,793,284

The accompanying notes are an integral part of these financial statements.

DALIAN HUIMING INDUSTRY LTD.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDING SEPTEMBER 30,

	2008	2007

Sales, net	$33,884,929	$30,538,725

Cost of sales	29,548,411	26,174,640
Gross profit	4,336,518	4,364,085

General and administrative expenses	506,277	771,478
Income from operations	3,830,241	3,592,607

Other (Income) Expense
Interest (income)	(25,511)	(2,723)
Interest expense	136,819	260,447
Other expense	30,197	15,663
Total Other (Income) Expense	141,505	273,387
Income before income taxes	3,688,736	3,319,220

Provision for income taxes	922,184	1,095,343
Net income	$2,766,552	$2,223,878

Statement of Comprehensive Income

Net income	$2,766,552	2,223,878
Foreign currency translation adjustment	479,621	234,776
Comprehensive income	$3,246,173	$2,458,654

The accompanying notes are an integral part of these financial statements.

DALIAN HUIMING INDUSTRY LTD.
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDING SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,766,552	$2,223,878
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	738	770
Provision for bad debts	(26,467)	(7,091)
Accounts receivables	(823,846)	4,494,621
Inventory	728,890	979,890
Trade deposits	1,021,864	-
Other receivable and advances	(7,936)	1,749,535
Due from related parties	(6,773)	-
Accounts payable and accrued expenses	(788,742)	(4,394,745)
Customer deposits	(1,507,036)	-
Due to related parties	2,113,583	-
Other payables	(484,646)	(1,978,930)
Income taxes payable	188,327	335,354
Total Adjustments	407,956	1,179,404
Net cash provided by operating activities	3,174,508	3,403,281

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(3,695)	(1,961)
Net cash used by investing activities	(3,695)	(1,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds /(repayments) of notes payable, net	(70,855)	1,330,212
Net cash provided / (used) by financing activities	(70,855)	1,330,212

Effect of exchange rate changes on cash and cash equivalents	14,154	161,696

Net change in cash and cash equivalents	3,114,112	4,893,228
Cash and cash equivalents, beginning balance	34,828	736,032
Cash and cash equivalents, ending balance	$3,148,940	$5,629,260

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$733,918	$759,989
Interest payments	$136,819	$270,619

Other non-cash transactions
Transfer of assets to related party	$1,185,475	$-
Transfer of liabilities to related party	(1,305,547)	-
Assumption of net liabilities by related party	(120,072)	-

The accompanying notes are an integral part of these financial statements.

DALIAN HUIMING INDUSTRY LTD.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Registered Capital	Other Comprehensive Income	Statutory Reserve	Retained Earnings	Total Stockholders' Equity
Balance December 31, 2007	$1,865,040	$329,039	$502,697	$2,768,228	$5,465,004
Foreign currency translation adjustments		479,621			479,621
Transfer to statutory reserve
Net Income for nine months ended September 30, 2008				2,766,552	2,766,552
Balance September 30, 2008	$1,865,040	$808,660	$502,697	$5,534,780	$8,711,177

The accompanying notes are an integral part of these financial statements

DALIAN HUIMING INDUSTRY LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 1 - ORGANIZATION

Dalian Huiming Industry LTD. (the “Company”) obtained its business license on July 31, 2001.  It changed its registration name from Dalian F.T.Z. Huiming Trade Co., LTD on May 8, 2008.  The Company is in the business of international and domestic trade in the purchase and wholesale distribution of grain, principally, corn, soybeans and wheat.  As of September 30, 2008, the owners are Mr. Peng Huang (46.7%), Mr. Xinbo Huang (3.9%), and Reilong Group (49.4%).

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

Translation Adjustment

As of September 30, 2008, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards No. 52, “Foreign Currency Translation” (“SFAS No. 52”), with the CNY as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

DALIAN HUIMING INDUSTRY LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $0 and $25,063 at September 30, 2008 and December 31, 2007 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of September 30, 2008 and December 31, 2007, inventory consisted of finished goods valued at $5,419,932 and $5,770,841.

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

Office Equipment	5 years

As of September 30, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

	September 30, 2008	December 31, 2007
Office equipment	$5,792	$2,096

Accumulated depreciation	(1,731)	(992)
	$4,061	$1,104

For the nine months ending September 30, 2008 and 2007, depreciation expenses were $738 and $770 respectively.

DALIAN HUIMING INDUSTRY LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008, there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies.”  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company believes this will not have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.

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

DALIAN HUIMING INDUSTRY LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The Company believes that the adoption of these standards will have no material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end.  The adoption of SAB 108 had no impact on the Company’s financial statements.

In February, 2007, FASB issued SFAS No. 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The management is currently evaluating the effect of this pronouncement on financial statements.

In December, 2007, FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements.”  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.  Management is currently evaluating the effect of this pronouncement on financial statements.

DALIAN HUIMING INDUSTRY LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  Management is currently evaluating the effect of this pronouncement on financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS No. 162 was superseded by the Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification (“ASC 105”). The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

Note 3- NOTES PAYABLE

The following summarizes the notes payable as of September 30, 2008 and December 31, 2007:

	09/30/08	12/31/2007
Huaxia Bank	$1,173,313	-
Term of note calls for interest at 8.964% with loan period from 5/12/08 – 4/20/09 collateralized by soybeans
Changtu Jinjia Grain Depot Co., LTD	-	$1,165,182
Term of note calls for interest at 5.31% with principal due 6 months from March 2007

Total Short Term Notes	$1,173,313	$1,165,182

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service. In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

DALIAN HUIMING INDUSTRY LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
Note 5 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 25%. The statutory rate was 33% in 2007, which was comprised of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense:

09/30/2008	International	Total
Current	$922,184	$922,184
Deferred	-	-
Total	$922,184	$922,184
09/30/2007
Current	$1,095,343	$1,095,343
Deferred
Total	$1,,095,343	$1,095,343

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN No. 48”).  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, as required.  As a result of implementing FIN No. 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN No. 48 did not have a material effect on the Company’s financial statements for the period ending September 30, 2008.

Note 6 – COMMITMENTS & CONTINGENCIES

The Company has two leases for office space and office management that run from December 1, 2007 through December 31, 2008. The remaining lease obligation is $3,702.  For the nine months ending September 30, 2008 and 2007, rent expenses were $20,399 and $0.

The Company had guarantee arrangements for two parties through two PRC banks.  These guarantees extend through June 2009.  The value of the sponsion at September 30, 2008 totaled $3,794,201.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2008, the Company had allocated $502,697 to these non-distributable reserve funds.

DALIAN HUIMING INDUSTRY LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 8 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2008 and 2007, are as follows:

	Nine Months Ended September 30,
	2008	2007
Balance at December 31, 2007 and 2006	$329,039	$61,310
Foreign currency translation adjustment	479,621	234,776
Balance at September 30, 2008 and 2007	$808,660	$296,086

Note 9 – MAJOR CUSTOMERS AND CREDIT RISK

Two customers accounted for more than 10% of the Company’s accounts receivable and at September 30, 2008, they accounted for 56% of accounts receivable.  Five vendors accounted for more than 10% of the Company’s accounts payable and at September 30, 2008, they comprised 87% of accounts payable.

One customer accounted for more than 10% of the Company’s accounts receivable and at September 30, 2007, the customer accounted for 27% of accounts receivable.  One vendor accounted for more than 10% of the Company’s accounts payable and at September 30, 2007, they comprised 65% of accounts payable.

Three customers accounted for more then 50% of the Company’s sales for the nine months ending September 30, 2008.  A fourth customer, a related party, accounted for an additional 9% of sales.  For the nine months ending September 30, 2008, four vendors accounted for more than 82% of purchases.

Note 10 – RELATED PARTIES

The Company’s financial statements reflect balances to related parties.  At September 30, 2008, the balance due to related parties was $4,344,642. The balance due from a related party was $438,884.

In February 2008, the Company entered into an agreement to transfer certain assets totaling $1,185,475 and certain liabilities totaling $1,305,547 over to the related parties.  The net effect should have been a payment by the Company to related parties of $120,072. As of September 30, 2008, the Company has completed this transfer.

The Company had guarantee arrangements for one related party through a PRC bank. The value of the sponsion at September 30, 2008 totaled $3,794,201. These guarantees extend through June 2009.

Note 11 – SUBSEQUENT EVENTS

On September 29, 2008, the shareholders of all of the outstanding capital stock of the Company entered into a Share Purchase Agreement with China Organic Agriculture, Inc. In consideration of an aggregate of $10,600,000, each of the shareholders will assign to China Organic Agriculture, Inc 60% of his or its shares of the Company, which in the aggregate will represent 60% of the shares then outstanding. The closing occurred on October 31, 2008.