Form 10-Q/A
period 2009-03-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2010-03-24
CIK 1337826

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

Explanatory Note

China Organic Agriculture, Inc. is filing this amendment to amend the financial statements included in Part I, Item 1 (“Financial Statements”).  More specifically, the Company is revising the financial statements to properly reflect the goodwill that was created in connection with the acquisition of Dalian Huiming Industry Limited.  Corresponding changes have also been made in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).

                                TABLE OF CONTENTS

                                                                        Page No.

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.........................................   F-1

Report of Independent Registered Accounting Firm..........................   F-2

Consolidated Balance Sheets as of March 31, 2009 (unaudited)
and December 31, 2008.....................................................   F-3

Consolidated Statements of Income for the three month periods ended
March 31, 2009 (unaudited) and March 31, 2008 (unaudited).................   F-4

Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2009 (unaudited) and March 31, 2008 (unaudited).................   F-5

Consolidated Statements of Stockholders' Equity for the three month
period ended March 31, 2009 (unaudited)...................................   F-6

Notes to Consolidated Financial Statements.................................  F-7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................     3

PART II. OTHER INFORMATION

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
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Income                                       F-4

Consolidated Statements of Cash Flows                                   F-5

Consolidated Statements of Stockholders' Equity                         F-6

Notes to Consolidated Financial Statements                              F-7-16

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

Morgenstern, Svoboda & Baer, CPA's PC
Certified Public Accountants

New York, NY
March, 13 2010

   CHINA ORGANIC AGRICULTURE, INC.
   CONSOLIDATED BALANCE SHEET
   MARCH 31, 2009 AND DECEMBER 31, 2008
----------------------------------------------------------------------------------------------

                                     ASSETS                         03/31/2009      12/31/2008
                                                          (Unaudited & Restated) (Audited & Restated)

Current Assets

Cash and cash equivalents                                         $  6,696,318    $  7,338,817
Restricted cash                                                     28,246,464              --
Accounts receivable, net                                            30,623,883      26,448,294
Inventory                                                            3,378,261       4,492,892
Acquisition deposit                                                  2,617,952       2,617,952
Consideration receivable                                             8,700,000       8,700,000
Trade deposit                                                        3,516,398       2,832,507
Advances loans                                                       1,866,004       1,846,041
Other receivables and prepayments                                      474,642         126,296
                                                                  ------------    ------------
Total Current Assets                                                86,119,922      54,402,799
                                                                  ------------    ------------
Goodwill                                                             1,602,134       1,602,134
Property, plant & equipment, net                                    14,472,754      14,521,452
Mortgage costs - net                                                   141,913         143,788
Intangibles, net                                                     1,012,000       1,056,000
                                                                  ------------    ------------
Total Assets                                                      $103,348,723    $ 71,726,173
                                                                  ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Mortgages payable - current                                       $    202,706    $    198,854
Notes Payable                                                       28,525,871              --
Short term loan                                                             --       1,170,515
Accounts payable and accrued expenses                                4,109,551       5,048,054
Due to related party                                                 3,745,036       3,630,842
Taxes payable                                                        2,064,774       3,335,751
                                                                  ------------    ------------
Total Current Liabilities                                           38,647,938      13,384,016
                                                                  ------------    ------------

                                                                  ------------    ------------
Long-term debt-Mortgages payable                                     8,109,561       8,161,705
                                                                  ------------    ------------

Total Liabilities                                                   46,757,499      21,545,721
Stockholders' Equity
Preferred stock, par value, $0.001 per share 20,000,000 shares
authorized, none outstanding                                                --              --
Common stock,  no par value,  1,000,000,000 shares
authorized,  73,157,232 issued and outstanding                     7,648,410       7,648,410
as at March  31, 2009 and December 31, 2008                          7,648,410       7,648,410
Additional paid in capital                                             618,020         597,209
Statutory reserves                                                   1,423,933       1,423,933
Other comprehensive income                                           2,809,038       2,814,743
Retained earnings                                                   36,936,913      33,011,722
                                                                  ------------    ------------
Total Stockholders' Equity                                          49,436,314      45,496,017
                                                                  ------------    ------------
Noncontrolling Interest                                              7,154,910       4,684,435
                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity                        $103,348,723    $ 71,726,173
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                         -----------------------------------------
                                                                2009                   2008
                                                             (Restated)

Sales                                                    $       36,727,308     $               --
Cost of sales                                                   (28,341,514)                    --
                                                         ------------------     ------------------
Gross profit                                                      8,385,794                     --

Selling, general and administrative expenses                       (364,736)                    --
                                                         ------------------     ------------------
Income from operations                                            8,021,058                     --

Other operation income                                              614,553                     --
Interest expense                                                   (169,813)                    --
Interest income                                                       2,522                     --
                                                         ------------------     ------------------
Income from continuing operations before income taxes             8,468,320                     --

Provision for income taxes                                       (2,071,516)                    --
                                                         ------------------     ------------------
Net income from continuing operations                             6,396,804                     --
Discontinued operations, net of tax                                      --                975,606

                                                         ------------------     ------------------
Net Income                                               $        6,396,804     $          975,606
                                                         ------------------     ------------------
Less Income attributed to noncontrolling interest                (2,471,613)                    --
                                                         ------------------     ------------------
Net Income attributable to CNOA                                   3,925,191                     --
                                                         ==================     ==================
Basic and diluted weighted average shares                        73,157,232             51,548,776
                                                         ==================     ==================
Earnings per share of common stock:

Basic and diluted Earnings Per Share

     Income from Continuing Operations                                 0.05                     --
     Income from Discontinued Operations                                 --                   0.02
                                                         ------------------     ------------------
Total Basic Earnings Per Shares                          $             0.05     $             0.02
                                                         ==================     ==================
Other Comprehensive Income

Net Income attributed to CNOA                            $        3,925,191     $          975,606
     Foreign Currency
     Translation Adjustment                                          (5,705)               664,535
                                                         ------------------     ------------------
Net Comprehensive Income                                 $        3,919,486     $        1,640,141
                                                         ==================     ==================

   The accompanying notes are an integral part of these financial statements.

                         CHINA ORGANIC AGRICULTURE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31
                                                                -----------------------------
                                                                    2009             2008
                                                                   ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income from continued operations                            $  3,925,191     $         --
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income from discontinued operations                                   --          975,606

  Stock based compensation                                            20,811          143,027
  Income attributable to non-controlling interest                  2,471,613               --
  Depreciation and amortization                                       95,063           72,620
(Increase) / decrease in assets:

  Accounts receivables                                            (4,180,847)      (4,125,532)
  Inventory                                                        1,113,874        1,294,961
  Trade deposit                                                     (684,491)          43,211
  Advance loans                                                      (20,316)              --
  Other receivable and prepayment                                   (348,401)          10,914
Increase / (decrease) in current liabilities:

  Accounts payable and accrued expenses                             (937,796)       3,633,610
  Due to related party                                               114,194               --
  Taxes payable                                                   (1,270,294)         100,432
                                                                ------------     ------------
Net cash provided by operating activities                            298,601        2,148,849
                                                                ------------     ------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Purchase of property & equipment                                      (490)     (14,750,000)
                                                                ------------     ------------
Net cash (used) by investing activities                                 (490)     (14,750,000)
                                                                ------------     ------------

CASH FLOWS USED(PROVIDED)BY FINANCING ACTIVITIES

Mortgage payable (net of mortgage costs and repayments)              (48,292)       8,357,982
Repayment of loan                                                 (1,170,515)              --
Restricted cash                                                  (28,246,464)              --
Proceeds of notes payables                                        28,525,871               --
Due to/advance from related parties                                       --        6,294,944
                                                                ------------     ------------
Net cash (used)/provided by Financing Activities                    (939,400)      14,652,926
                                                                ------------     ------------

Effect of exchange rate changes on cash and cash equivalents          (1,210)         500,774
                                                                ------------     ------------
Net change in cash and cash equivalents                             (642,499)       2,552,549
                                                                ------------     ------------

Cash and cash equivalents, beginning balance                       7,338,817        9,697,793
                                                                ------------     ------------
Cash and cash equivalents, ending balance                       $  6,696,318     $ 12,250,342
                                                                ============     ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Income tax payments                                             $3,802,415          365,371
                                                                ------------     ------------
  Interest payments                                               $  169,813           64,607
                                                                ------------     ------------

   The accompanying notes are an integral part of these financial statements.

   CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid In Capital	Statutory Reserves	Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
Balance December 31, 2007	51,548,776	$733,704	$420,525	$824,168	$602,498	$16,471,521		$19,052,416
Comprehensive Income:
Net Income	-	-	-	(824,168)	-	17,461,437	1,328,623	17,965,892
Foreign currency translation	-	-	-	-	2,212,245	-	-	2,212,245
Debt conversion	21,608,456	6,914,706	-	-	-	-	-	6,914,706
Acquisition of Dalian Huiming	-	-	(1,304)	502,697	-	-	-	501,393
Reserves accrued in Dalian Huiming	-	-	-	921,236	-	(921,236)	-	-
Additional PIC from Xinbin	-	-	20,861	-	-	-	-	20,861
Purchase of subsidiary shares from non-controlling interest	-	-	-	-	-	-	3,355,812	3,355,812
Stock based compensation	-	-	157,127	-	-	-	-	157,127
Balance December 31, 2008	73,157,232	7,648,410	597,209	1,423,933	2,814,743	33,011,722	4,684,435	50,180,452
Comprehensive Income:
Net Income	-	-	-	-	-	3,925,191	2,471，613	6,396,804
Foreign currency translation	-	-	-	-	(5,705)	-	（1，138）	（6，843)
Stock based compensation	-	-	20,811	-	-	-	-	20,811
Balance March 31, 2009	73,157,232	$7,648,410	$618,020	$1,423,933	$2,809,038	$36,936,913	$7,154,910	$56，591，224

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 1 - ORGANIZATION

China Organic Agriculture, Inc. ("CNOA" or "Company") (formerly Industrial Electric Services, Inc.) ("IESI") was incorporated on August 5, 2005, in the state of Florida. The Company has seven subsidiaries as at March 31, 2009. China Organic Agriculture, Ltd. ("COA") was incorporated on August 10, 2006 under the laws of the British Virgin Islands. Far East Wine Holding Group Ltd. ("FEW") was incorporated on June 10, 2008 under the laws of the British Virgin Islands. CNOA owned 100% of both COA and FEW. Ankang Agriculture (Dalian) Co., Ltd ("Ankang Dalian") was founded in January 2008 under the laws of the People's Republic of China (“PRC”). It is owned 100% by Hong Kong Ankang Investments Co., Ltd ("HK Ankang"). COA owns 100% of HK Ankang.

On November 28, 2008, Xinbin Manchu Autonomous County Bellisimo Ice Wine Co., Ltd (Ice Wine) was incorporated under the laws of the People's Republic of China. Ankang Dalian holds 60% shareholding of Ice Wine.

On October 31, 2008, the Company completed the acquisition of 100% of the shareholding of Princeton International Investment Ltd "(Princeton"), which owned 60% of the shareholding of Dalian Huiming Industry Ltd. ("Dalian Huiming"). Huiming was incorporated on July 31, 2001 under the laws of the PRC. Princeton was incorporated on April 14, 2008 under the laws of Hong Kong.

On September 25, 2008, the Company entered into a Share Purchase Agreement with Bothven Investments Ltd related to the sale of the Company's subsidiary, Jilin Songyuan City Ermapao Green Rice Ltd ("ErMaPao") for US$8.7 million. The sale was completed on October 7, 2008 with an effective date of September 30, 2008.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CNOA and its wholly-owned subsidiaries, except that the financials do not include the activities of IESI that occurred prior to the reverse merger as discussed below. These have been prepared in conformity with accounting principles generally accepted in the United States of America and all material intercompany transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company's results as of March 31, 2009 and 2008, and for the periods then ended.

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

Principles of consolidation

The consolidated financial statements include the accounts of China Organic Agriculture, Inc, and its subsidiaries: China Organic Agriculture, Ltd., Far East Wine Holding Group Ltd, Hong Kong Ankang Investment Co., Ltd, Princeton International Investment Ltd, Jilin Songyuan City Ermapao Green Rice Ltd., Ankang Agriculture (Dalian) Co., Ltd., Dalian Huiming Industry Ltd and Xinbin Manchu Autonomous County Bellisimo Ice Wine Co., Ltd collectively referred to herein as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

Restatement and Reclassification

The Company has restated its consolidated financial statements of the period ended March 31 2009 to correct the following errors in the consolidated financial statements previously filed:

The Company incorrectly recorded a pre-tax and after-tax gain on debt conversion of $3,015,387 in its audited consolidated statement of income for the quarter ended March 31, 2009, initially included in its Annual Report on Form 10-Q for the quarter ended March 31, 2009 (“2009 Form 10-Q”).  The debt was incurred by Dalian Huiming Industry Ltd. prior to the Company’s acquisition of 60% of the outstanding shares of Dalian Huiming and forgiven in December 2008.  Based upon a review of its records and the literature applicable to the transactions, the Company determined that the debt forgiveness should have been considered as a reduction of the liabilities acquired at the date of the acquisition. As a result, Income Before Income Taxes From Continuing Operations and Net Income for the year ended March 31, 2009 should have been reported as $3,015,387 less than originally reported.  As a result of this error, the Company’s Retained earnings and Stockholders’ equity balances as of March 31, 2009 were overstated by $3,015,387.  Correspondingly the Goodwill originally recorded at the date of acquisition of the shares in Dalian Huiming was overstated by $3,015,387.  In addition, the Company has determined that certain amounts in the consolidated Cash Flow statements included in the 2009 Form 10-Q related to the foregoing adjustment were misstated.

The share count for fully diluted was corrected accordingly to 73,157,232 shares from 74,507,232

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

Restricted Cash

Restricted cash of $28,246,464 represents amounts held by a bank, which are not available for the Company's use, as security for outstanding bank borrowings. The restriction on cash is expected to be released within the next twelve months. Please see Note 10 for $28,246,464 for associated related party transaction.

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

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with GAAP. The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common shares outstanding adjusted for the impact of potentially dilutive securities outstanding.  The dilutive impact of warrants outstanding is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants.  The warrants outstanding were anti-dilutive for the three month period ending March 31, 2009 and thus were not included in the computation of earnings per share for those periods.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. This pronouncement had no effect on the Company’s  financial statements.

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 4 – PROPERTY, PLANT & EQUIPMENT

As of March 31, 2009 and December 31, 2008, Property, plant & equipment consisted of the following:
                                                   03/31/2009       12/31/2008
                                                  ------------     ------------
Land                                              $  7,040,992     $  7,040,992

Real property                                        7,489,233        7,489,233

Machinery & equipment                                  156,340          155,850

Total                                               14,686,565       14,686,075

Accumulated depreciation                              (213,811)        (164,623)
                                                  ------------     ------------

Net book value                                    $ 14,472,754     $ 14,521,452
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

Note 5 - INTANGIBLE ASSETS

Identified intangible assets

As of March 31, 2009 and December 31, 2008, identified intangible assets consisted of the following:
                                                     03/31/2009      12/31/2008

Customer relationship                               $ 1,100,000     $ 1,100,000
Accumulated amortization                                (88,000)        (44,000)
                                                    -----------     -----------

Intangible assets                                   $ 1,012,000     $ 1,056,000
                                                    ===========     ===========

During the three months ending on March 31, 2009 and March 31, 2008, amortization expense was $44,000 and $0, respectively.

Future amortization summary as following:
 2010                          176,000
2011                          176,000
2012                          176,000
2013                          176,000
2014                          176,000
Thereafter                  $ 132,000

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

Note 11 - INCOME TAXES

The Company is subject to the Income Tax Laws of PRC, Hong Kong and the United States. All of the provisions for the three month periods ended March 31, 2009 and 2008 pertain to PRC taxes.  Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and the Company became liable for income taxes at the 25% rate.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 12 - ACQUISITION

Pursuant to a share purchase agreement, In October 2008, the Company acquired 60% of the outstanding shares of Dalian Huiming Industry Ltd. (“Dalian Huiming”.  To facilitate the acquisition, the 60% of the shares of Dalian Huiming  were assigned to Princeton International Investment Ltd. (“Princeton”), a holding company which has engaged in no operations other than ownership of shares of Dalian Huiming. For consideration of $10,642,609, the Company acquired the ownership of Princeton and thus 60% of the stock in Dalian Huiming effective October 1, 2008.

The acquisition had been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company's consolidated financial statements in accordance with SFAS 94. The allocation of the purchase price is as follows:

 Cash acquired                                                        $ 3,148,940
Accounts receivable                                                    8,806,935
Inventory                                                              5,419,932
Loans from related parties                                               438,884
Property Plant & Equipment                                                 4,061
Other assets                                                               8,213
Goodwill                                                               1,602,134
Identifiable Intangible Asset                                          1,100,000
                                                                     -----------
Total assets acquired                                                 20,529,099
Liabilities assumed
Accounts & Income taxes payable                                        4,100,530
Loans to related parties                                               1,329,255
Notes payable                                                          1,173,313
Minority interest                                                      3,283,392
                                                                     -----------
TOTAL                                                                $10,642,609
                                                                     ===========
The excess of purchase price over tangible assets acquired and liabilities assumed of $1,602,134 was recorded as goodwill. Identifiable intangible assets valued at $1,100,000 existed under the contractual-legal or the separability criterion as required under SFAS 141.

Note 13 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis. Rental expenses were $11,120 for the three months ended March 31, 2009. The Company has no future minimum obligations as of March 31, 2009.  The Company has guaranteed for a related party through the Industrial and Commercial Bank of China. The value of the guarantee at March 31, 2009 totaled $1,764,706.

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
--------------------------------------- ----------------- ---------------------
As of March 31, 2009, 950,000 of these warrants were exercisable.  In April, 2009, 350,000 of the warrants that are outstanding and exercisable will expire.  These warrants have an exercise price of $1.50.

Note 17 - DISCONTINUED OPERATIONS

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

Consistent with FASB 144, the results of operations of ErMaPao is presented as discontinued operations in the income statement and cash flows for the period ended March 31, 2008.

                                               Three Months Ending
                                                     March 31
                                                        2008
                                                   ------------
Sales                                              $  7,521,596

Cost of sales                                         5,448,708
                                                   ------------
Gross profit                                          2,072,888

Selling, general and administrative expenses            569,553
                                                   ------------
Income from operations                                1,503,335
                                                   ------------

Other expense (income)
  Interest expense                                       64,607
  Interest income                                       (19,983)
                                                   ------------

Income before income taxes                            1,458,711

Provision for income taxes                              483,105
                                                   ------------
Net income                                         $    975,606
                                                   ============

Average shares (Basic and Diluted)                   51,548,776

Earnings per share of common stock:

  Basic                                            $       0.02
  Diluted                                          $       0.02

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 18 – SEGMENT REPORTING

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

 ----------------------------------------------------------------------------------------------------
                              Three months ended March 31, 2009
----------------------------------------------------------------------------------------------------
                    Agricultural           Wine              Others           Total
                      products           production
----------------------------------------------------------------------------------------------------

Sales, net            36,727,308               --               --       36,727,308
Cost of sales        (28,341,514)              --               --      (28,341,514)
Gross Profit           8,385,794               --               --        8,385,794

Other operation
income                        --           614,553              --          614,553

Income/loss from
operations             8,221,863           290,457           (44,000)      8,468,320
Total assets          73,852,718        32,511,392              --       106,364,110

----------------------------------------------------------------------------------------------------
                              Three months ended March 31, 2008
----------------------------------------------------------------------------------------------------
                    Agricultural           Wine            Others           Total
                      products         production
----------------------------------------------------------------------------------------------------

Sales, net             4,190,557              --               --        4,190,557
Cost of sales         (3,294,454)             --               --       (3,294,454)
Gross Profit             896,103              --               --          896,103
Income from
operations               879,862         (35,124)        (375,699)         469,039
Total assets           4,204,502       14,696,696              --       18,901,198
----------------------------------------------------------------------------------------------------

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Note 19 - SUBSEQUENT EVENTS

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

On October 29, 2009, the Company paid $8,786,059 to two suppliers for purchasing goods, by utilizing funds from its Restricted cash balance.

As of October 30, 2009, the Company received remaining due on the Consideration receivable created upon the sale of Ermapao.

On December 21, 2009, China Organic Agriculture, Inc. (the “Company”), through Ankang Agriculture Co., Ltd., an indirect wholly owned subsidiary, entered into a stock purchase agreement to acquire 1,800,000 shares, representing approximately 60% of the capital stock, of Changbai Eco-Beverage Co., Ltd. (“Changbai”) from Mr. Hongjun Ma for $10,250,403  (70 Million RMB). The acquisition was completed on March 23, 2010.

On January 15, 2010, Weihong Xia resigned as Chief Financial Officer of China Organic Agriculture, Inc. (the “Company”), and Bo Shan was elected as the Company’s new Chief Financial Officer. Mr. Shan served as senior accountant, deputy director, of the Zhonglei Accounting Firm in China from 2004 to November 2009. Mr. Shan graduated from Hebei University of Economics and Business with a BA degree of Accounting.

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

Until the September 2008 sale of Jilin Songyuan City ErMaPao Green Rice Ltd ("ErMaPao"), the Company was mainly engaged in the business of the production, processing, sale, trading and distribution of agricultural products. Our products have been sold only within the People's Republic of China. As a result of the sale of ErMaPao, the Company no longer grows or produces rice. Rather, it is primarily engaged in the acquisition and distribution of agricultural products. The Company reports its operations under two segments. The first segment focuses on grain and trading, and is referred to as “agricultural products”. The second segment is our wine production segment.

In December 2007, the Company entered into a letter of intent to acquire Dalian Huiming Industry Limited ("Dalian Huiming"). In October of 2008, the Company purchased 60% of the stock of Dalian Huiming for $10,642,609.  The Dalian Huiming acquisition is described in detail in the Report on Form 8-K filed by the Company on October 2, 2008, incorporated herein by reference. Dalian Huiming is engaged in grain procurement, trading, wholesale sales, and food delivery logistic services. It focuses on soybeans, corn, and cereal crops, which are major products from the northeastern part of China. Sales are made in regions including the provinces of Liaoning, Jilin, Heilongjiang, Sichuan, Fujian, and the cities of Beijing and Shanghai.

On June 10, 2008, the Company established a new subsidiary, Far East Wine Holding Group Limited. This subsidiary is expected to represent the Company's initiative to import and distribute California wines within China. The formation of this subsidiary represents a major component of the Company's recently launched strategic plan to capitalize on the demand for premium California wines in China.

Effective September 30, 2008, CNOA entered into a Stock Transfer Agreement with Bothven Investments Limited, pursuant to which the Company sold to Bothven all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited (“ErMaPao”), for consideration of US $8,700,000. As a result, all of ErMaPao’s the results of operations are now treated as discontinued operations.  The Stock Transfer Agreement is described in detail in the Report on Form 8-K filed by the Company on October 2, 2008, incorporated herein by reference.

RESULTS OF OPERATIONS

The following tables present certain information from the consolidated statement of operations of China Organic Agriculture, Inc. for three month ended March 31, 2009 and 2008.

 --------------------------------- ------------------    ------------------  ------------
                                  Three months ended    Three months ended   Percentage
                                     March 31,2009         March 31,2008       Change
--------------------------------- ------------------    ------------------  ------------

Net Sales                            $ 36,727,308          $         --             N/A
--------------------------------- ------------------    ------------------  ------------
Cost of Net Sales                    $ 28,341,514          $         --             N/A
--------------------------------- ------------------    ------------------  ------------
Gross Profit                         $  8,385,794          $         --             N/A
--------------------------------- ------------------    ------------------  ------------
General and Administrative           $    364,736          $         --             N/A
Expense
--------------------------------- ------------------    ------------------  ------------
Income from operations               $  8,021,058          $         --             N/A
--------------------------------- ------------------    --------------------  ------------
Interest expense, net                $   (169,813)         $         --             N/A
--------------------------------- ------------------    ------------------  ------------
Provision for income taxes           $ (2,071,516)         $         --             N/A
Non- Controlling Interest            $ (2,471,613)         $         --             N/A
--------------------------------- ------------------    ------------------  ------------
Net Income from continuing           $  3,925,191          $         --             N/A
Operations
Discontinued operations, Net of tax  $         --          $      975,606           N/A
--------------------------------- ------------------    ------------------  ------------
Net Income                           $  3,925,191          $      975,606          302%

Basic and diluted weighted average
shares                                 73,157,232              51,548,776
Total Basic and Diluted Earnings
Per Share   $       0.05          $       0.02            150%
--------------------------------- ------------------    ------------------  ------------
Business Segment Information

As discussed above, the Company operates in two segments

 ----------------------------------------------------------------------------------------------------
                                   Three months ended March 31, 2009
----------------------------------------------------------------------------------------------------
                    Agricultural           Wine              Others           Total
                      products           production
----------------------------------------------------------------------------------------------------

Sales, net            36,727,308               --               --       36,727,308
Cost of sales        (28,341,514)              --               --      (28,341,514)
Gross Profit           8,385,794               --               --        8,385,794

Other operation
income                        --           614,553              --          614,553

Income/loss from
operations             8,221,863           290,457           (44,000)      8,468,320
Total assets          73,852,718         32,511,392             --       106,364,110

 ----------------------------------------------------------------------------------------------------
                              Three months ended March 31, 2008
----------------------------------------------------------------------------------------------------
                    Agricultural           Wine            Others           Total
                      products         production
----------------------------------------------------------------------------------------------------

Sales, net             4,190,557              --               --        4,190,557
Cost of sales         (3,294,454)             --               --       (3,294,454)
Gross Profit             896,103              --               --          896,103
Income from
operations               879,862         (35,124)        (375,699)         469,039
Total assets           4,204,502       14,696,696               --       18,901,198
----------------------------------------------------------------------------------------------------
During the three months ending March 31, 2009, all sales were generated by the Company's Agricultural Products segment, reflecting the new initiative of purchasing rice from other rice producers and then reselling this rice to retailers and wholesalers. The increase of sales in the Agricultural Products segment is largely coming from the sales of Dalian Huiming, the Company's new subsidiary acquired in the fourth quarter in 2008.

The Company's gross profit for the three months ending March 31, 2009 was $8,385,794 (or 23% of revenue).

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ending March 31, 2009 totaled $364,736 or approximately 1% of sales.

Interest Expense

Interest expenses were $169,813 for the three months ending March 31, 2009.This is due to the debt incurred to finance the February 2008 acquisition of the Bellisimo Vineyard, which totals about $14.7 million.
Provision for Income Taxes

The Company is governed by the income tax laws of the People's Republic of China ("PRC"). The Enterprise Income Tax to which it is subject to is now at a statutory rate of 25%.

For the three months ending March 31, 2009, the Company accrued $2,071,576 in income taxes compared to $ for the three months ending March 31, 2008. The increase of accrued income taxes was mainly due to higher sales. The effective tax rates represented by these accruals are significantly higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes.

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

Cash Flow
 THREE MONTHS ENDED MARCH 31 2009

                                                       2009            2008
-------------------------------------------------------------------------------
Net cash provided (used) by operating activities   $    298,601    $  2,148,849
Net cash used by investing activities              $       (490)   $(14,598,804)
Net cash (used)/provided by financing activities   $   (939,400)   $ 14,652,926
Effects of exchange rates on cash                  $     (1,210)   $    500,774
===============================================================================
Net change in cash and cash equivalents            $   (642,499)   $  2,703,745

Net Cash Used by Operating Activities

During the three months ended March 31, 2009, we had negative cash flow from operating activities of $27,947,863 primarily attributable to the increase in the restricted cash of approximately $28.2 million and a higher tax payable of approximately $1.27 million.

Net Cash Used in Investing Activities and Financing Activities

The Company did not make any significant investment for the three months ending March 31, 2009 compared to $14,750,000 used for investing activities for the three months ending March 31, 2008, which was to purchase the Bellisimo Vineyard. In the first quarter of 2009, the Company received approximately $28.5 million cash, from a related party. The note payable was non-interest bearing, and was secured by US$28,246,464 of the Company's restricted cash. This cash was obtained for future potential acquisition purposes.

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

CHINA ORGANIC AGRICULTURE, INC.

Dated: March 24, 2010	By:	/s/ Jinsong Li
Jinsong Li Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.     Description of Exhibit

31.1     --     Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2     --     Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1     --     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2     --     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).