Form 10-K
period 2009-12-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2010-05-14
CIK 1337826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes |_| No |X|

As of June 30 2009, the aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $20,294,074 based upon a per share closing price of $0.37 as reported by Yahoo Finance.

As of May 13 2010, the registrant had outstanding 73,157,232 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors." Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

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

In May 2007 we changed our name to China Organic Agriculture, Inc. As used in this report, the terms "we," "our," "Company" and "China Organic" refer to China Organic Agriculture, Inc. and its subsidiaries, and the terms "ton" and "tons" refers to metric tons, in each case, unless otherwise stated or the context requires otherwise. Since most of our business activities take place in China, our functional currency is the Renminbi, which had an average exchange rate to the US dollar of $0.1463 and $0.1415 during fiscal years 2009 and 2008, respectively.

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

Operations

We commenced active operations in China upon completion of the reverse merger in March 2007 in which we acquired COA and its operating subsidiary, ErMaPao.  Through ErMaPao we engaged in growing, processing and distributing rice.  In addition to such activities, since early 2008 we have been engaged in the trading and wholesale distribution of rice and other agricultural commodities purchased from third parties. The agricultural products we trade are mainly focused on “green and healthy” rice and the Company is actively looking to establish itself as a health foods processor and distributor.

In February 2008 we purchased the Bellisimo Vineyard, a 153 acre operating vineyard in Sonoma County, California. Before we acquired the Bellisimo Vineyard, it was providing Merlot, Chardonnay, and Cabernet Sauvignon grapes to local wineries for both red and white wines. We may continue to sell grapes grown on the Bellisimo Vineyard to local wineries or to wineries which make wines for resale in China and elsewhere in Asia. Bellisimo Vineyard and its housing properties are also being rented out as venues for events and extended stays.

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

On March 23, 2010, we completed the acquisition of 60% of the capital stock of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for $10,250,403 (70 Million RMB).  Changbai produces a variety of products from blueberries grown in the Mountain Changbai region of Northeast China, including blueberry wines, blueberry beverages, blueberry food products such as jam, jelly, preserves and cakes, and blueberry healthcare products.  Changbai also produces honey and other products from locally grown herbs and fruits.

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

The Bellisimo Vineyard –Wine Operations

In addition to its grape growing activities, there are seven buildings located on the Bellisimo Vineyard, which we occasionally rent to third parties.  The rates for the main building run from approximately $900 to $1,300 per night depending upon the season. Although these rental activities supplement the revenues derived from the Vineyard, they are not material to our operations. We sold grapes to other wineries but did not sell Bellisimo wines in 2009

In December 2008, the Company entered a joint venture with China-based Xinbin Manchu Autonomy County East Star Wine Company Ltd. ("Xinbin"). The joint venture, Bellisimo Ice Wine, is intended to enable the Company to market premium table wines and specialty ice wines in China.  The Company owns 60% of Bellisimo Ice Wine.

Grain Purchasing, Distribution and Logistic Services

Dalian Huiming purchases agriculture products from independent suppliers and sells the products to distributors and retailers.  Although Dalian Huiming has what it believes are valuable working relationships with its suppliers and buyers, its business constantly is subject to competition from other grain traders and distributors.

Principal Customers

During 2009, the Company’s principal customers, the proceeds from sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	$38,796,677	27%
Beijing Golden Valley Trading Co. Ltd.	$29,198,587	20%
Dashiqiao Huan Cheng Oil Co. Ltd.	$4,617,904	3%
Chian Xinliang Logistics Co. Ltd.	$4,220,807	3%
Shanghai Good Friend Trading Group, Co. Ltd	$3,322,486	2%

During 2008, the Company’s principal customers, the proceeds from sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	$51,214,939	46%
Beijing Golden Valley Trading Co. Ltd.	$38,159,510	34%
Shanghai Good Friend Trading Group, Co. Ltd.	$3,389,421	3%
Jing Yun Da Investment Co. Ltd.	$2,988,577	3%
Beijing Li Da Long Trading Co. Ltd.	$2,793,493	2%

The concentration of our sales to a limited number of customers leaves us vulnerable to an adverse short-term impact on our revenues should one of these customers cease doing business or reduce the amount of business it does with us.

We obtain supplies of grain from a limited number of companies. The purchases made from each of these suppliers during 2009, and the percentages of our business represented by each of these suppliers, were as follows:

Suppliers	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd	$26,534,323	30%
Wuchang Yangxing Rice Co. Ltd	$21,067,813	24%
Heihe Aihui Grain Storage Co. Ltd	$6,824,845	8%
Heilongjiang Linkou Diaoling Grain Storage Co. Ltd	$5,161,139	6%
Heilongjiang BaoQuanLin Grain Transportation Co. Ltd	$3,899,832	4%

The purchases made from our largest suppliers during 2008, and the percentages of our business represented by each of these suppliers, were as follows:

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

Employees

As of December 31, 2009 we employed 206 full-time employees. Approximately 47 % of our employees are management and sales personnel and the balance are operational employees. None of our employees is represented by a union.

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

If we lose the services of our chairman and our chief executive officer or chief financial officer, our business may suffer.

We are dependent on Mr. Jinsong Li, our Chairman and Chief Executive Officer, as well as Mr. Bo Shan, our Chief Financial Officer. The loss of the services of either could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have key-man term life insurance policy on Mr. Li or Mr. Shan.

Our inability to successfully manage the growth of our business, including acquisitions and their subsequent integration, may have a material adverse effect on our business, results of operations and financial condition.

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

We have a relatively limited operating history as an agricultural trading company and none as a distributor of blueberries, which may make it difficult for you to assess our ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems our future growth and earnings will be negatively affected.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

Our short operating history and the rapidly changing nature of the markets in which we compete and the changes in the nature of our business as a result of the sale of ErMaPao, the acquisitions of Dalian Huiming and Changbai, and the nature of our trading business make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

 	the introduction of competitive products by different or new competitors; fluctuations in the prices of the products which we trade;

	any factor that might interrupt or otherwise reduce the conduct of business by our distributors;

	reduced demand for any given product;

	difficulty in keeping current with changing trading technologies or procedures;

	increased or uneven expenses, whether related to sales and marketing or administration;

	interruptions or reductions in the availability of grain to facilitate our trading operations; and

	costs related to possible acquisitions of technology or businesses.

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

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a means of introducing economic market forces and their related benefits into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

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

- Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

	We will be able to capitalize on economic reforms;

	The Chinese government will continue its pursuit of economic reform policies;

	The economic policies, even if pursued, will be successful;

	Economic policies will not be significantly altered from time to time; and

	Business operations in China will not become subject to the risk of nationalization.

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

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, and limited re-centralization of the approval process for purchases of some foreign products. These measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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

Risks Associated with Agricultural Trading

We are subject to risks associated with our operations which may affect our results. The agricultural industry in the PRC has issues that the agricultural industry does not have within the United States. For example, in China insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation, insurance coverage is restricted or expensive. Workers compensation for employees in the PRC may be unavailable, or if available, insufficient to adequately cover such employees.

We cannot assure you that we will be able to adequately address any of these or other limitations.

Our earnings may be affected by price volatility.

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

Other Industry-Specific Risks

Extreme event risks. Weather and climate are variable and extreme weather events could adversely impact our ability to trade grain and, consequently adverse impact our results of operation.

Yield risks. When temperature and precipitation are too high or low, crop yields suffer. Anticipated crops may not materialize, which could limit our trading opportunities.

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

Agricultural production is subject to government policies and regulations.  We are subject to the law of PRC on Quality and Safety of Agriculture Products, the law of PRC on Promotion of Agricultural Mechanization and the law of PRC on Land Contract in Rural Areas, and other PRC laws applicable to business in China generally. (Further information on these laws is available at: http://english.agri.gov.cn/ga/plar/)

Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstock as raw materials, and industry profitability. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of the products that the Company trades, restrict the Company's ability to do business in its existing and target markets, and could negatively impact revenues and operating results.

The Company is subject to food industry risks which could adversely affect the Company's operating results.

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

The potential effects of the conditions cited above include, but are not limited to, extensive property damage, extended business interruption, personal injuries, and damage to the environment. The Company's trading operations also rely on dependable and efficient transportation services. A disruption in transportation services could result in supply problems at the Company's processing plants and impair the Company's ability to deliver processed products to its customers in a timely manner.

Risks Relating to our Common Stock and our Status as a Public Company

The price of our common stock may be affected by a limited trading volume and may fluctuate significantly.

At times there has been a limited public market for our common stock and we cannot assure you that an active trading market for our stock will always be available. The absence of an active trading market may adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. In addition, we cannot assure you that you will be able to sell shares of common stock that you have purchased without incurring a loss. The market price of our common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our common stock in the future. In addition, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular it requires that the Company perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 would likely require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

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

We have 73,157,232 shares of our common stock outstanding. Except for 18,308,456 shares owned by beneficial owners of more than 5% of our outstanding shares and our directors and officers, these shares are freely tradeable without limitation under the Securities Act.  Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

 Item 2.  Properties.

We do not own any land in the PRC although, as a result of government land use grants, prior to the sale of ErMaPao we controlled approximately 1,600 acres, and indirectly we controlled the 4,660 acres used by the family farmers who grew the grain we purchased and marketed.  Prior to the sale of ErMaPao our executive offices were located in China at Songyuan City in Jilin Province. These offices and processing facilities are located on the approximately 1,600 acres of land owned by the PRC that had been leased to the Company. The lease for the land expires in 2032, and the annual rent for the land was RMB 994,795 or approximately US$140,000. The buildings on this land have approximately 20,000 square meters of usable space and are owned by ErMaPao. They consist mainly of warehouses, shelters for farm equipment and supplies, and processing buildings. As a result of the sale of ErMaPao, we no longer directly or indirectly control any of the properties mentioned in this paragraph.

Dalian Huiming rents office space at 25 Tongxing Street Zhong Shan District, Dalian, Liaoning. This space is approximately 337 sq. meters and the annual rent is approximately $40.000.  Through another subsidiary we rent space at Manhattan Building #1, Suite 1511, Dalian City, Liaoning Province. This space is approximately 300 sq. meters and the annual rent is approximately $17,300.

The Bellisimo Vineyard is a 153 acre operating vineyard in Sonoma County, California. There are seven buildings located on the Bellisimo Vineyard which we occasionally rent to third parties.

We acquired the Bellisimo Vineyard in February, 2008 for $14,750,000. A portion of the purchase price, $8,515,000, was paid with funds provided by a commercial US lender which was granted a first lien on the property. The balance of the purchase price was financed with $6,216,000 loaned from a related party pursuant to an agreement providing for 4% interest per annum over a five year term and internally generated funds. During 2008 the 4% loan was swapped for equity as discussed in the notes to our financial statements included herein. The $8,515,000 mortgage is payable over twenty years with an interest rate, initially set at 7.70% per year, that adjusts every four years.

Changbai Eco-Beverage is a company producing products based on blueberries, and it has two buildings of approximately 32,000 square feet used to process and store blueberries. Changbai also has an office space of 4,800 square feet adjacent of the buildings in Changbai, Liaoning, the total rent for these buildings is approximately $ 26,000 per year.

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

The Company has reached a preliminary settlement regarding the class action lawsuit for $300,000 in cash and $300,000 worth of stock and is pending a court approval for the settlement.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market (the OTC Bulletin Board) and quoted under the symbol "CNOA.OB."

The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
2009

First Quarter	$0.32	$0.15
Second Quarter	$0.50	$0.19
Third Quarter	$0.54	$0.31
Fourth Quarter	$1.40	$0.45

2008

First Quarter	$2.20	$0.83
Second Quarter	$2.06	$0.63
Third Quarter	$0.68	$0.17
Fourth Quarter	$.69	$0.17

As of May 13 2010, our common stock was held of record by approximately 3,500 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The Company has not used shares of its common stock or options to purchase such shares as a means of compensating its management, employees or directors. Nevertheless, there is set forth below a table confirming that no securities or options were issued during 2009 or were outstanding as of the end of such year.

Equity Compensation Plan Information - December 31, 2009

	Number of securities to be issued	Weighted-average exercise price	Number of securities available for future
	upon exercise of outstanding	of outstanding options, warrants	issuance under equity compensation
Plan Category	options, warrants and rights	and rights	plans (excluding reflected in column (a))
	(a)	(b)	(c)

Equity Compensation
Plan Approved by
Shareholders	0	0	0

Equity Compensation
Plan Not Approved by
Shareholders	1,000,000*	$1.39	0

Total	1,000,000	$1.39	0
__
*Represents shares that may be issued upon exercise of warrants issued to a public relations firm. The Company and the investor relations firm have agreed to terminate the warrants as of April 30, 2010.
See Note 19 of  Notes to Consolidated Financial Statements

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a) (3) under the Exchange Act) purchased any shares of our common stock.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2009 in our Reports on Form 10-Q or Form 8-K, as applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in Item 1A. “Risk Factors” contained elsewhere in this Report.

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

In early 2008, the Company also began to engage in the trading of rice and other agricultural commodities. The agricultural products we trade are mainly focused on “green and healthy” rice and the Company is actively looking to establish itself as a health foods processor and distributor.

Until the September, 2008 sale of ErMaPao and the acquisition of 60% of the shares of Dalian Huiming, the Company had been engaged in the business of the production, processing, sale, trading and distribution of agricultural products grown by or under the direction of ErMaPao. These products were sold principally within the People's Republic of China. As a result of the sale of ErMaPao, the Company is now primarily engaged in the acquisition, trading and distribution of agricultural products, such as corn, soybean and rice, acquired from third parties, which are then sold mainly to five regions in China. They are Beijing, Shanghai, Zhejiang, Guangdong and Liaoning. ErMaPao is now treated as a Discontinued Operation and is no longer reported as a separate segment.

On March 23, 2010, we acquired 60% of the capital stock, of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for $10,250,403 (70 Million RMB). Changbai produces a variety of products from blueberries grown in the Mountain Changbai region of Northeast China, including blueberry wines, blueberry beverages, blueberry food products such as jam, jelly, preserves and cakes, and blueberry healthcare products.  Although Changbai’s results of operations are not included in our consolidated financial statements for 2009, the operations of the blueberry business previously conducted by Changbai will be included in our consolidated financial statements commencing in 2010 and be reported as a separate segment.

Result of Operations – Annual Periods 2009 and 2008

The following tables present certain information from the consolidated statements of operations for the twelve months ended December 31, 2009 and December 31, 2008.

	YEAR ENDED DECEMBER 31,		Increase	%
	2009	2008	(Decrease)	Change

Sales	$143,856,835	$112,695,908	31,160,927	28%
Cost of sales	(106,797,867)	(87,329,141)	(19,468,726)	22%
Gross profit	37,058,968	25,366,767	11,692,204	46%
Selling, general and administrative expenses	(3,713,734)	(1,743,201)	(1,970,533)	113%
Bad debt allowance	(1,930,568)	(12,143)	(1,918,425)	N/M
Loss on Impairment	(1,539,403)	-	(1,539,403)	N/M
Income from operations	29,875,263	23,611,423	6,263,840	27%
Gain on debt conversion	-	432,169	(432,169)	(100%)
Other income, net	1,071,989	395,408	676,581	171%
Interest expense	(1,294,020)	(541,959)	(752,061)	139%
Income from continuing operations before income taxes	29,653,232	23,897,041	5,756,191	24%
Provision for income taxes	(8,446,233)	(6,975,212)	(1,471,021)	21%
Net income from continuing operations	21,206,999	16,921,829	4,285,170	25%
Discontinued operations：
Income from ErMaPao, net of tax	-	934,037	(934,037)	(100%)
Income due to disposal of ErMaPao, net of tax	-	934,194	(934,194)	(100%)
Net income from discontinued operations	-	1,868,231	(1,868,231)	(100%)
Net Income	21,206,999	18,790,060	2,416,939	13%
Less income attributed to noncontrolling interest	(10,331,078)	(1,328,623)	(9,002,455)	677%
Net Income attributable to CNOA	$10,875,921	$17,461,437	(6,585,516)	(38%)
Basic and Diluted weighted average shares	73,157,232	58,515,437	1,461,795	25%
Earnings per share of common stock:
Basic and Diluted Earnings Per Share:
Income from Continuing operations attributable to CNOA shareholders	$0.15	0.27	(0.12)	(44%)
Income from Discontinued operations attributable to CNOA shareholders	-	0.03	(0.03)	(100%)
Total Basic and Diluted Earnings Per Shares	$0.15	$0.30	(0.15)	(50%)
Net Comprehensive Income:
Net Income	$10,875,921	$17,461,437	(6,585,516)	(38%)
Foreign Currency Translation Adjustment	38,910	2,212,245	(2,173,335)	(98%)
Net Comprehensive Income	$10,914,831	$19,673,682	(8,758,851)	(45%)

Business Segment Information

Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

We operate in two business segments, agricultural products, which acquires, trades and supplies agriculture commodities to users; and the wine production, which grows grapes and intends to act as an importer into Asia where we may also distribute wines and ice wines. ErMaPao has been sold and thus is treated as a Discontinued Operation and is no longer reported as a separate segment. Results of the operations of the blueberry business previously conducted by Changbai are not included in our consolidated financial statements for 2009, but will be included in our consolidated financial statements and reported as a separate segment commencing in 2010.

For the Year ended December 31, 2009 (2)
	Agricultural products	Wine production	Others (1)	Total
Sales, net	$143,855,973	862		143,856,835
Cost of sales	(106,791,738)	(6,129)		(106,797,867)
Gross Profit	37,064,235	(5,267)		37,058,968
Other operating income	-	1,072,025		1,072,025
Bad debt provision	(1,930,568)	-	-	(1,930,568)
Impairment of fixed assets	-	(1,539,403)	-	(1,539,403)
Income (loss) from continuing operations	33,732,305	(2,569,927)	(1,509,146)	29,653,232
Depreciation and amortization	178,934	563,374		742,308
Total assets	93,853,462	12,973,479		106,826,941
Capital expenditures	676	55,026		55,702
Goodwill	$1,602,134	-		1,602,134

For the Year ended December 31, 2008 (2)
	Agricultural products	Wine production	Others (1)	Total
Sales, net	$112,695,908	-	-	112,695,908
Cost of sales	(87,329,141)	-	-	(87,329,141)
Gross Profit	25,366,767	-	-	25,366,767
Other operating income	-	585,666	-	395,408
Income (loss) from continuing operations	24,900,541	(416,390)	(587,110)	23,897,041
Depreciation and amortization	47,163	167,710	-	323,529
Total assets	56,385,100	15,341,073	-	71,726,173
Capital expenditures	-	-	-	-
Goodwill	$1,602,134	-	-	1,602,134

(1)	Others include corporate expenses such legal and audit fees, warrants, and litigation settlement for 2009.
(2)	The ErMaPao segment is classified as a Discontinued Operation and as such is not reflected in these tables.

Sales

Sales for the twelve months ending December 31, 2009 totaled $143,856,835, an increase of 27.7% compared to $112,695,908 in 2008. This increase is due to the increasing demand for “green and healthy” foods in China. The “green” rice products the Company trades usually are priced two to three times higher than regular rice. During 2009, most of the Company's sales were generated by the Company's Agricultural Products segment. The Company’s purchase of 60% of Dalian Huiming in October of 2008 also had a significant impact on the level of 2009 sales.

Gross Profit

The Company's gross profit for the twelve months ending December 31, 2009 was $37,058,968, an increase of 46.1% compared to $25,366,767 in 2008 reflecting the increase in sales and higher prices. Gross profit margin was 25.8% in 2009 compared to 22.5% in 2008. The increase in gross profit in 2009 is due to the increase in prices in beans in China.

Selling, General and Administrative Expense

Selling, general and administrative expense for the twelve months ending December 31, 2009 totaled $3,713,734 or approximately 2.6% of total sales, an increase of 113.1% compared to $1,743,201 or approximately 1.5% of sales in 2008. This increase is largely due to a litigation expense of $600,000 recorded in 2009 in anticipation of the settlement and $610,759 for warrant expenses.  These costs also reflect the expansion of sales and hiring of salesmen as well as increases in marketing.

Bad Debt Allowance

Our bad debt allowance was $12,143 in 2008 to $1,930,568 in 2009 due to the Company’s conclusion that it may not recover a portion of our outstanding receivables for products sold in 2008 and 2009. The Company is still actively seeking payments from the customers and, if appropriate, will take legal actions to seek recovery of these payments.

Impairment

The Company recorded an impairment of $1,539,403 for Bellisimo Vineyard in 2009 due to the deteriorating real estate conditions in Sonoma County, California.

Other Income

Other income includes licensing fees and net grape and rental income.

Other income for the twelve months ending December 31, 2009 totaled $1,071,989, which is an increase of 171.1% compared to $ 395,408 in 2008. The grape production at Bellisimo increased significantly in 2009 compared to 2008 due to better weather conditions. Grape income was $316,113 in 2009, an increase of 167% compared to $118,566 in 2008. Rental income increased from $78,050 in 2008 to $255,827 in 2009 due to increased occupancy and events held at the vineyard.

Licensing fees of $500,000 were recorded for the twelve months ending 2009 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective on October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011. On June 3, 2009 the agreement was amended to eliminate the quarterly installments until such time as the Company begins to deliver wine for sale under the Bellisimo brand.

Interest Expense

Interest expenses were $1,294,020 in 2009, an increase of 139.2% compared to $541,959 in 2008. These expenses result from the debt incurred to finance the February 2008 acquisition of the Bellisimo Vineyard, which totaled about $14.7 million as well as the bank loans of $14,637,217 as of December 31, 2009 as compared to $1,170,515 as of December 31, 2008. This increase in bank loans is to support the working capital of the Company and its continuing operations.

Provision for Income Taxes

During the twelve months ending December 31, 2009 the Company's income-tax-provision was $8,446,233, an increase of 28.0% compared to $6,975,212 in 2008. While most of this increase was attributable to the 25% increase in income before taxes, the increase in income taxes also reflects a higher effective tax rate. The Company’s effective 2009 tax rate is higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard such as the impairment loss, are not deductible for PRC tax purposes.

Noncontrolling Interest

As the Company owns 60% of Dalian Huiming, 40% of total net income from Dalian Huiming was recorded as income attributed to noncontrolling interest. Noncontrolling interest increased from $1,328,623 for 2008 to $9,664,324 in 2009. In part this increase reflects that the Dalian Huiming acquisition occurred as of October 1, 2008, while the non-controlling interest was a factor for all of 2009.

Discontinued Operations

The Company discontinued reporting the operating results of ErMaPao as of September 30, 2008, the effective date of the sale of ErMaPao. The following table summarizes the operating results of the Discontinued operations for the periods ended September 30, 2008.

2008

Sales	$4,536,142
Cost of sales	(2,977,670)
Gross profit	1,558,472
Operating expenses	(314,713)
Income from discontinued operations before income tax	1,243,759
Income tax	(309,722)
Net Income	$934,037

Net Income

Net income was $10,875,921 for the twelve months ending 2009, a decrease of 38.4% compared to $ 17,461,437 in 2008. This mainly results from the higher amount of income attributable to noncontrolling interests, a bad debt provision of $1,930,568, the impairment loss of $1,539,403 for the Bellisimo vineyard and the absence of any income from ErMaPao which in 2008 reported from discontinued operations income of $1,868,231.

Liquidity and Capital Resources

At December 31, 2009, cash and cash equivalents were $18,512,835 as compared to $7,338,817 at December 31, 2008, excluding restricted cash.  Working capital as of December 31, 2009 was $64,469,295 (current assets of $91,246,934 less current liabilities of $26,778,639) as compared to working capital of $41,018,783 as of December 31, 2008.

The components of the $11,174,018 increase of cash and cash equivalents during the year ended December 31, 2009 are reflected below:

	Year Ended December 31,
	2009	2008
Net cash provided (used) by operating activities	$(7,256,991)	$4,827,267
Net cash provided (used) by investing activities	8,644,298	(26,392,233)
Net cash provided by financing activities	9,774,192	17,937,377
Effects of exchange rates on cash	12,519	1,268,613
Net change in cash and cash equivalents	$11,174,018	$(2,358,976)

Net Cash Provided (Used) by Operating Activities

The cash used by operating activities for the twelve month period ended December 31, 2009 was $ (7,256,991). This is largely due to the Net income of $10,875,921 and noncontrolling interest of $10,331,078 being more than offset by the increases in accounts receivables of $14,198,378 and inventory of $10,209,228, which resulted from the increase in sales due to the expanded trading activities. The level of cash used by operating activities was $12,084,258 more than that of the prior year largely due to the increase in inventory.

Net Cash Provided (Used) by Investing Activities

Net cash provided by investing activities in the twelve months ended December 31, 2009 was $8,644,298 reflecting the $8,700,000 received during 2009 from the 2008 sale of ErMaPao.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $9,774,192 for 2009 consists of two short term bank loans partially offset by repayments of amounts due. The first loan is $10,246,052 with an annual interest rate of approximately 6.4%, due in April 2010.The second loan is for $4,391,165 with annual interest rate of 5.3%, due in May 2010. The funds from these loans were used to support the higher levels of receivables and inventory resulting from the Company’s increased operations

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months. However, we may need to raise additional capital in order to fund acquisitions and any substantive expansion of our business operations. We would expect to raise those funds through credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. However, there can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Recent Accounting Pronouncements

In February 2007, the FASB issued ASC Topic 825, “Financial Instruments” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted this standard on January 1, 2008, and the implementation of this standard did not have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations”, to establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for the Company beginning January 1, 2009.

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for the Company beginning January 1, 2009. The Company adopted the new standard on January 1, 2009, and the implementation of the new standard did not have a significant impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued  ASC Topic 350, “Intangibles-Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this standard did not have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued ASC Topic 470, “Debt”, which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is not currently applicable to the Company since the Company does not have convertible debt.

In June 2008, the FASB issued ASC Topic 260, “Earnings per Share”, regarding determining whether instruments granted in share-based payment transactions are participating securities. This provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this is not expected to have an effect on the Company’s financial reporting.

In April 2009, the FASB issued ASC Topic 820, “Fair Value Measurements and Disclosures”, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in the standard. The scope of this standard does not include assets and liabilities measured under Level 1 inputs (quoted prices in active markets for identical assets). The standard is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009. The Company’s adoption of this above standard did not have a material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”, that established general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles.  This standard, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard effective with the fiscal quarter ending June 30, 2009.

In July 2009, the FASB issued standards that established the ASC Accounting Standards Codification as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the year ended December 31, 2009 for the Company).

I tem 8. Financial Statements and Supplementary Data.

The financial information required by this item is set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 30, 2009, China Organic Agriculture, Inc. (the "Company") appointed the firm of Acqavella, Chiarelli, Shuster, Berkower & Co., LLP ("New Auditor") as the Company's independent registered public accounting firm upon the resignation of the firm Morgenstern, Svoboda & Baer CPAs, P.C ("Former Auditor"), which had served as the Company's independent registered public accounting firm through that date. The public audit section of the Former Auditor, which was responsible for overseeing its audit of the Company's financial statements, has merged with the New Auditor.

The reports of the Former Auditor on the Company's financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles. During the fiscal years ending December 31, 2008 and December 31, 2007 and the period from December 31, 2008 to June 30, 2009, the Company did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

Item 9A. (T) Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of December 31, 2009 pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of December 31, 2009. The primary deficiency in our disclosure controls and procedures is our failure to adopt written policies and procedures to direct our personnel to advise our management of events and information to enable them to make timely decisions regarding required disclosure. This deficiency is due, in part, to the lack of experience of our management personnel in China with the rules and regulations of the Securities and Exchange Commission and, more generally, western business procedures, and the failure of our personnel in China to timely communicate with the Company's representatives in the United States. This absence of procedures has resulted in a number of late filings and in the receipt by the Company of a number of requests for amendments and additional information from the Staff of the Securities and Exchange Commission.

During 2008, the Company engaged within the US an individual familiar with the requirements of US securities laws and accounting regulations. This individual was engaged as a consultant, and coordinated between the Company's Chinese representatives and its counsel and accountants in the United States. He also provided us with procedures intended to heighten management's awareness of the need to comply with US securities laws and thereby improve our disclosure controls and procedures. In December 2009 we engaged an individual to help establish a systematic approach we can follow to establish appropriate controls and procedures throughout our company. Since the appointment our new CFO Bo Shan, he has assumed these duties. The Company is in the early stages of preparing an internal control matrix to document its controls and procedures which it plans to utilize to test the effectiveness of its controls and procedures. We have not completed all steps necessary to insure that are disclosure controls and procedures are effective. Our efforts to adopt and implement appropriate disclosure controls and procedures are ongoing and are intended to ensure that we have appropriate disclosure controls and procedures by the end of 2010.

Management's Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2009 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal controls over financial reporting were not effective as of December 31, 2009.

In addition to the remedial measures we have adopted and plan to adopt relating to disclosure controls and procedures discussed above in the section “Evaluation of Disclosure Controls and Procedures,” we have started to create a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial closing process. We also intend to develop and implement policies and procedures for the financial closing and reporting processes, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources on our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2009,  there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our directors and executive officers at, 2010 were:

Name	Age	Title

Jinsong Li	38	Chief Executive Officer and Chairman
Bo Shan	30	Chief Financial Officer and Secretary
Guangwu Zhang	76	Director
Shujie Wu	39	Director

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

Mr. Bo Shan was  elected Chief Financial Officer of the Company on January 15, 2010.   Mr. Shan is a Chinese Certified Public Accountant and a graduate of the Hebei University of Economics and Business with a degree in Accounting. Prior joining the Company, Mr. Shan served as the senior accountant and deputy director in Zhonglei Certified Public Accountants Co., Ltd.

Guangwu Zhang currently holds the position of Professor of Agriculture at Shandong Agricultural University. As author of over 100 academic papers, he currently holds several national appointments including Vice Committee Chairman of Cultivation Research Committee of The Crop Science Society of China as well as evaluator of the National Natural Science Foundation of China.  He joined the Company as an independent director in December 2008

Shujie Wu served from 2002 to 2004 as Chairman of Dongguan Shijin Market Investment Company Limited. From 2003 to 2005, Mr. Wu served as Chairman of Guangzhou City Weirong Investment Consulting Company Limited, and from 2005 to 2007 he served as Managing Director of Jiayuanfen International Investments Company Limited. He joined the Company as a independent director in April 2008.

Corporate Governance: Board Committees and Independent Directors

Our Board of Directors does not have an audit, compensation or nominating committee.  The OTC Bulletin Board, through which our shares of common stock are quoted, does not require us to have an audit, compensation or nominating committee. Guangwu Zhang is an independent director under the standards for independent directors established set forth in Rule 10A-3 under the Exchange Act.
Compensation of Directors

During 2009, we paid directors who do not serve as officers $1,171 per month.

The following table sets forth a summary of compensation paid to the Company's directors who were not officers as of December 31, 2009:

		Option	All other
Name	Fees paid in cash	awards	compensation	Total

Shujie Wu	$14,053	$0	N/A	$14,053
Zhouzhe Jin (1)	$5,855	$0	N/A	$5,855
Jingyong Ma (2)	$5,855	$0	N/A	$5,855
Guangwu Zhang	$14,053	$0	N/A	$14,053

(1)	Mr. Jin resigned on April 29 2009
(2)	Mr. Ma resigned on April 29 2009

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file with the SEC reports of their holdings of, and transactions in, our common stock. Based solely upon our review of copies of such reports and written representations from reporting persons that were provided to us, we believe that our officers and directors complied with these reporting requirements with respect to 2009.

Code of Ethics

We have not adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. We expect to prepare a Code of Ethics in the near future.

Item 11. Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, each individual who served as our chief executive officer for services provided in all capacities to us and our subsidiaries for all, or a portion of, the fiscal year ended December 31, 2009. No other individual who served as an executive officer of our company was awarded, earned, or paid total compensation in excess of $100,000 for services provided in all capacities to us and our subsidiaries in that year.

Summary Compensation Table

Change in
pension value
and nonqualified
						Non-equity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal	Year	Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jinsong Li
CEO	2008	$9,198	N/A	N/A	N/A	N/A	N/A	N/A	$9,198
Jinsong Li
CEO	2009	$9,198	N/A	N/A	N/A	N/A	N/A	N/A	$9,198

We have not granted any equity-based compensation, awards or stock options to our chief executive officer or any other executive officer, nor were any outstanding as of December 31, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 31, 2010 by (i) each person known by us to own beneficially more than 5% of the outstanding common stock, (ii) each of our directors and executive officers, (iii) any other "Named Executive Officer" identified in the Executive Compensation section, below, and (iv) all of our officers and directors as a group. As of May 13, 2010, we had outstanding 73,157,232 shares of common stock.   Except as otherwise indicated, we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. Each executive officer and director may be contacted c/o the Company: Dalian City Zhongshan District, Youhao Road, Manhattan Building #1 Suite 1511, Dalian Liaoning, PRC.

Name and Address of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class

Owners of More than 5%:

Xirong Xu	17,808,456	23.3%

First Capital Limited
P.O. Box 2804,
Georgetown Grand Cayman,
Ky1-1112
Cayman Islands

Directors and Officers:

Jinsong Li	500,000	*

Bo Shan	0	0

Shujie Wu	0	0

Guangwu Zhang	0	0

Officers and Directors
as a group (4 persons)	500,000	*
____
* Less than one percent.

Item 13. Certain Relationships and Related Transactions.

In February 2008, the Company received a loan in connection with the acquisition of the Bellisimo Vineyard from an individual shareholder, Mr. Xirong Xu, for the total amount of $6,216,000. The interest rate was 4.00% and both principal and interest were due in February 2013. On September 4, 2008, the Company issued 18,282,353 shares, representing approximately 25%, of its outstanding common stock, to Mr. Xirong Xu in exchange for the surrender and cancellation of his promissory note. Mr. Xirong Xu is not a relative of the Company's former CEO, Mr. Changqing Xu.

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

Item 14. Principal Accounting Fees and Services.

On June 30, 2009, China Organic Agriculture, Inc. appointed the firm of Acqavella, Chiarelli, Shuster, Berkower & Co., LLP ("New Auditor") as the Company's independent registered public accounting firm upon the resignation of the firm Morgenstern, Svoboda & Baer CPAs, P.C ("Former Auditor"), which had served as the Company's independent registered public accounting firm through that date. The public audit section of the Former Auditor which was responsible for overseeing its audit of the Company's financial statements has merged with the New Auditor.

During fiscal year 2009 and fiscal year 2008, the aggregate fees which we paid to or were billed by Morgenstern, Svoboda & Baer CPAs, PC and Acqavella, Chiarelli, Shuster, Berkower & Co., LLP for professional services were as follows:

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees (1)	$93,200	$121,000
Audit-Related Fees (2)	$5,682	$22,500
All Other Fees (3)	*	*
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
10.23
Stock Purchase Agreement dated December 21. 2009 between Ankang Agriculture (Dalian) Co., Ltd. and Mr. Hongjun Ma for the acquisition of 60% of the shares of Changbai Eco-Beverage Co., Ltd. (“Changbai”) (incorporated by reference herein from the Registrant’s Form 8-K filed on December 21, 2009).

21.1	Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference herein as an exhibit to the Registrant’s Registration Statement on Form 10 filed on February 13, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA ORGANIC AGRICULTURE, INC.

Dated: May 13, 2010	By:	/s/ Jinsong Li
Jinsong Li
Chief Executive Officer
(principal executive officer)

By:	/s/ Bo Shan
Bo Shan
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on May 13, 2010 in the capacities indicated.

Signature	Title

/s/ Jonsong Li	Chairman, Chief Executive Officer and Director (principal executive officer)
Jinsong Li

/s/ Bo Shan	Chief Financial Officer (principal financial and accounting officer)
Bo Shan

/s/ Guangwu Zhang	Director
Guangwu Zhang

/s/ Shujie Wu	Director
Shujie Wu

CHINA ORGANIC AGRICULTURE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

TABLE OF CONTENTS

1. Reports of Independent Registered Public Accounting Firms	F - 2 to F - 3

2. Consolidated Balance Sheets	F - 4

3. Consolidated Statements of Operations	F - 5

4. Consolidated Statements of Cash Flows	F - 6 to F - 7

5. Consolidated Statements of Stockholders’ Equity	F - 8

6. Notes to Consolidated Financial Statements	F - 9 to F - 24

Reports of Independent Registered Public Accounting Firms

Board of Directors and Stockholders of
China Organic Agriculture, Inc.

We have audited the accompanying consolidated balance sheets of China Organic Agriculture, Inc. ("Company") as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. China Organic Agriculture, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but no for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Organic Agriculture, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants
May 13, 2010

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets
  CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	12/31/2009	12/31/2008
Current Assets
Cash and cash equivalents	$18,512,835	$7,338,817
Restricted cash	7,322,574	-
Accounts receivable, net	40,677,865	26,448,294
Inventory	14,711,117	4,492,892
Acquisition deposit	2,617,952	2,617,952
Consideration receivable	-	8,700,000
Trade deposit	1,370,647	2,832,507
Advances	29,290	1,846,041
Other receivables and prepayments	5,345,208	126,296
Other current assets	659,446	-
Total Current Assets	91,246,934	54,402,799
Property, plant & equipment, net	12,478,943	14,521,452
Mortgage costs – net	136,288	143,788
Intangible asset, net	880,000	1,056,000
Deferred taxes	482,642	-
Goodwill	1,602,134	1,602,134
Total Assets	$106,826,941	$71,726,173
Liabilities and Stockholders’ Equity
Current Liabilities
Mortgages payable – current	$213,348	$198,854
Short term loans	14,637,217	1,170,515
Notes payable	7,322,574	-
Accounts payable and accrued expenses	1,961,923	5,048,054
Due to related party	120,026	3,630,842
Taxes payable	2,451,302	3,335,751
Other current liabilities	90,778	-
Total Current Liabilities	26,778,639	13,384,016

Mortgages payable – long term	7,965,517	8,161,705

Total Liabilities	34,762,685	21,545,721
Stockholders' Equity
Preferred stock, par value, $0.001 per share, 20,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000,000 shares authorized, 73,157,232 issued and outstanding as of December 31, 2009 and December 31, 2008	7,648,410	7,648,410
Additional paid in capital	1,222,021	597,209
Statutory reserves	1,423,933	1,423,933
Other comprehensive income	2,853,653	2,814,743
Retained earnings	43,887,643	33,011,722
CNOA Stockholders’ Equity	57,035,660	45,496,017
Noncontrolling Interest	15,028,596	4,684,435
Total Stockholders' Equity	72,064,256	50,180,452
Total Liabilities and Stockholders' Equity	$106,826,941	$71,726,173

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2009	2008

Sales	$143,856,835	$112,695,908
Cost of sales	(106,797,867)	(87,329,141)
Gross profit	37,058,968	25,366,767
Selling, general and administrative expenses	(3,713,734)	(1,743,201)
Bad debt expense	(1,930,568)	(12,143)
Loss on Impairment	(1,539,403)	-
Income from operations	29,875,263	23,611,423
Gain on debt conversion	-	432,169
Other income, net	1,071,989	395,408
Interest expense	(1,294,020)	(541,959)
Income from continuing operations before income taxes	29,653,232	23,897,041
Provision for income taxes	(8,446,233)	(6,975,212)
Net income from continuing operations	21,206,999	16,921,829
Discontinued operations：
Income from ErMaPao, net of tax	-	934,037
Income due to disposal of ErMaPao, net of tax	-	934,194
Income from discontinued operations	-	1,868,231
Net Income	21,206,999	18,790,060
Less income attributed to noncontrolling interest	(10,331,078)	(1,328,623)
Net Income attributable to CNOA	$10,875,921	$17,461,437
Basic and Diluted weighted average shares	73,157,232	58,515,437
Earnings per share of common stock:
Basic and Diluted Earnings Per Share
Income from Continuing operations attributable to CNOA shareholders	$0.15	0.27
Income from Discontinued operations attributable to CNOA shareholders	-	0.03
Total Basic and Diluted Earnings Per Shares	$0.15	$0.30
Net Comprehensive Income
Net Income	$10,875,921	$17,461,437
Foreign Currency
Translation Adjustment	38,910	2,212,245
Net Comprehensive Income	$10,914,831	$19,673,682

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES
Net income attributable to CNOA from Continuing operations	$10,875,921	$15,593,206
provided by operating activities:
Income attributed to non-controlling interests	10,331,078	1,328,623
Loss on impairment of fixed-assets	1,539,403	-
Net income from Discontinued operations	-	1,868,231
Gain on sale of ErMaPao	-	(934,194)
Gain of debt conversion	-	(432,169)
Stock based compensation	624,812	280,100
Depreciation and amortization	742,308	323,529

Effect of changes in assets and liabilities:
Accounts receivables	(14,198,378)	(14,868,192)
Inventory	(10,209,228)	3,015,085
Trade deposit	1,463,829	(2,641,527)
Advances	1,817,616	-
Restricted cash	(7,322,574)	-
Other receivables and prepayments	(5,213,964)	(1,817,931)
Other current assets	(659,137)	-
Deferred tax	(482,416)	-
Increase / (decrease) in current liabilities:
Proceeds of notes payables (related to restricted cash)	7,322,574	-
Other current liabilities	92,074	-
Accounts payable and accrued expenses	(3,093,073)	(24,828)
Taxes payable	(887,838)	3,137,334
Net cash provided (used) by operating activities	(7,256,991)	4,827,267

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
Cash paid for the acquisition of Dalian Huiming	-	(10,111,621)
Proceeds of sale of ErMaPao, net of cash sold	8,700,000	(1,057,877)
Purchase of property & equipment	(55,702)	(15,222,735)
Net cash provided (used) by investing activities	8,644,298	(26,392,233)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from mortgage payable, net of costs	-	8,515,000
Proceeds of short term loan	14,637,217	-
Repayment of short term loan	(1,170,515)	-
Repayment of mortgage payable	(181,694)	(300,104)
Due from related parties	-	438,884
Due to related parties	(3,510,816)	9,283,597
Net cash provided by financing activities	9,774,192	17,937,377

Effect of exchange rate changes on cash and cash equivalents	12,519	1,268,613
Net change in cash and cash equivalents	11,174,018	(2,358,976)
Cash and cash equivalents, beginning balance	7,338,817	9,697,793
Cash and cash equivalents, ending balance	$18,512,835	$7,338,817

	YEAR ENDED DECEMBER 31,
	2009		2008
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments		$9,330,682	$3,977,228
Interest payments		$1,294,020	551,377

Non Cash Transaction:
Debt converted to equity		$-	$6,216,000

Sell of ErMaPao:
Selling Price		-	8,700,000
Book Value of ErMaPao’s Assets:		-	-
Cash		-	1,057,877
Other Assets			6,707,929
Total	$		$7,765,806

Fair value of net tangible assets acquired		-	7,940,475
Valuation of intangible assets		-	1,100,000
Goodwill		-	1,602,134
Cash paid for acquisition		$-	$10,642,609

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

  CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Number of Shares	Amount	Additional Paid In Capital	Statutory Reserves	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total Equity
Balance December 31, 2007	51,548,776	$733,704	$420,525	$824,168	$602,498	$16,471,521		$19,052,416
Comprehensive Income:
Net Income	-	-	-	(824,168)	-	17,461,437	1,328,623	17,965,892
Foreign currency translation	-	-	-	-	2,212,245	-	-	2,212,245
Debt conversion	21,608,456	6,914,706	-	-	-	-	-	6,914,706
Acquisition of Dalian Huiming	-	-	(1,304)	502,697	-	-	-	501,393
Reserves accrued in Dalian Huiming	-	-	-	921,236	-	(921,236)	-	-
Additional PIC from Xinbin	-	-	20,861	-	-	-	-	20,861
Purchase of subsidiary shares from non-controlling interest	-	-	-	-	-	-	3,355,812	3,355,812
Stock based compensation	-	-	157,127	-	-	-	-	157,127
Balance December 31, 2008	73,157,232	7,648,410	597,209	1,423,933	2,814,743	33,011,722	4,684,435	50,180,452
Comprehensive Income:
Noncontrolling interest							10,331,078	10,331,078
Net Income	-	-	-	-	-	10,875,921		10,875,921
Foreign currency translation	-	-	-	-	38,910	-	13,083	51,993
Contributed Capital	-	-	14,053	-	-	-	-	14,053
Stock based compensation	-	-	610,759	-	-	-	-	610,759
Balance December 31 , 2009	73,157,232	$7,648,410	$1,222,021	$1,423,933	$2,853,653	$43,887,643	$15,028,596	$72,064,256

The accompanying notes are an integral part of these consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Note 1 - ORGANIZATION

China Organic Agriculture, Inc. (“CNOA” or “Company”) (formerly Industrial Electric Services, Inc. or “IESI”) was incorporated on August 5, 2005, in the state of Florida. The Company has seven subsidiaries as at December 31, 2009. China Organic Agriculture, Ltd. (“COA”) was incorporated on August 10, 2006 under the laws of the British Virgin Islands.  Far East Wine Holding Group Ltd. (“FEW”) was incorporated on June 10, 2008 under the laws of the British Virgin Islands. CNOA owns 100% of COA and FEW. Ankang Agriculture (Dalian) Co., Ltd. (“Ankang Dalian”) was founded in January 2008 under the laws of the People’s Republic of China (“PRC”).  It is owned 100% by Hong Kong Ankang Investments Co., Ltd. (“HK Ankang”). COA owns 100% of HK Ankang.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CNOA and its subsidiaries, collectively referred to herein as the “Company”. These financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) and all material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s financial position as of December 31, 2009 and 2008, and its results for the periods then ended.

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
DECEMBER 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of December 31, 2009 and December 31, 2008, the accounts of CNOA were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“RMB”). Such financial statements were translated into U.S. Dollars in accordance with GAAP with the RMB as the functional currency.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with GAAP as a component of stockholders’ equity. Transaction gains and losses are reflected in the statement of operations.

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

Reclassification

Certain amounts in the 2008 financial statements were reclassified to conform to the 2009 presentation.

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Restricted Cash and Notes Payable

Restricted cash is used as security for purchasing goods from suppliers. Restricted cash represents the amount of money held under the Company's account by a bank, which will be released to the suppliers when purchase and delivery transactions have been completed. By December 31, 2009, the Company issued bank notes of $7,322,574 to suppliers for goods purchased. The Notes payable are non-interest bearing, and secured by the $7,322,574 balance of the Company’s restricted cash.

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of sales vary. Reserves are recorded according to Company policies.  There were allowances for doubtful accounts in the amount of $1,930,568 and $12,143 as of December 31, 2009 and December 31, 2008, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down inventories to market value, if lower. As of December 31, 2009 and December 31, 2008 inventory consisted of finished goods valued at $14,709,255 and $4,492,892 respectively. Raw material inventories as of December 31, 2009 and December 31, 2008 are valued at $1,862 and $0, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to the contractors, and any processing fees and packaging costs that may have been incurred in the preparation of raw rice into finished product.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Real property	15-30 years
Planted vineyard Machinery & equipment	20 years 5-10 years
Transportation equipment	5 years

Goodwill

Goodwill represents the cost of a business acquisition over the fair value of the net identified assets acquired.  In accordance with GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. This test was conducted as of December 31, 2009 and it indicated that there was no impairment of Goodwill. See Note 15, Acquisition, for additional information regarding goodwill.

Long-Lived Assets

The Company annually evaluates the carrying value of long-lived assets to be held and used in accordance with GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the current valuation of these long-lived assets is less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

The Company has evaluated its long-lived assets and based on its review, there was  impairment identified on fixed-assets in the amount of $1,539,403 as of December 31, 2009, No impairment was identified as of December 31, 2008.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company believes that the carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue comprises the fair value of the consideration received or receivable for the sale of goods and services in the ordinary course of the Company’s activities. Revenue is shown net of value-added tax, returns, rebates and discounts. Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. There are no post-shipment obligations, price protection, or “bill and hold” arrangements.  Payments received before all of the relevant criteria for revenue recognition are satisfied would be recorded as unearned revenue. As of December 31, 2009 and December 31, 2008, there was no unearned revenue recorded.

Other Income

Other income for the years ended December 31, 2009 and December 31, 2008 both include income of $500,000 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell the Bellisimo brand red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011 with $6,000,000 originally to be paid in quarterly installments of $500,000. The agreement has been amended effective April 1, 2009 to eliminate the quarterly installments until such time as the Company begins to deliver red wine for sale under the Bellisimo brand. The remaining components of other income were the rent revenue and grape sales of Vineyard in the amounts of $572,025 and $327,577 for the fiscal years of 2009 and 2008, respectively.

Income Taxes

The Company is subject to US federal, various state and international income taxes. The Statute of limitations for assessment by the Internal Revenue Services (“IRS”) and state tax authorities is open for tax years ended December 2007 and 2008, including net operating loss carryfowards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

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

The Company follows accounting requirements that a recognition threshold and measurement be established and utilized for the financial statement recognition and measurement of a tax position that has been taken or is expected that the Company will take in a tax return.  The Company also follows the requirements regarding the derecognition, classification, interest, and penalties, accounting in interim periods and disclosures. The Company assesses its deferred assets whether it believes that it is more likely than not that any deferred income tax assets, net of any valuation allowance, will be realized based on the current income tax laws and the expectations of future taxable income including the reversal of any existing deferred tax liabilities.  This evaluation includes whether a tax position that the Company has taken will be sustained upon examination based on the technical merits of that position.  The Company would recognize interest and any penalties relating to unrecognized tax benefits as an element of tax expense.  Uncertainties surrounding income tax law changes, modifications in operations between tax jurisdictions and future operating income levels may affect the actual realization of some or all of these deferred tax assets.

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits. Further, there has been no change during the years ended December 31, 2009 and 2008. Accordingly, we have not accrued any interest and penalties through December 31, 2009.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with GAAP. The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average shares of the common shares outstanding adjusted for the impact of potentially dilutive securities outstanding.  The dilutive impact of any warrants outstanding is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants.  The warrants outstanding were anti-dilutive for the years ended December 31, 2009 and 2008 and thus were not included in the computation of earnings per share for those periods.

Statement of Cash Flows

In accordance with GAAP, cash flows from the Company’s operations are based upon the local currency. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company attempts to control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts. As a consequence, the Company believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC Topic 805, “Business Combinations”, to establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective for the Company beginning January 1, 2009.

In December 2007, the FASB issued ASC Topic 810, “Consolidation”, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for the Company beginning January 1, 2009. The Company adopted the new standard

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

on January 1, 2009, and the implementation of the new standard did not have a significant impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued  ASC Topic 350, “Intangibles-Goodwill and Other”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this standard did not have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued ASC Topic 470, “Debt”, which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is not currently applicable to the Company since the Company does not have convertible debt.

In June 2008, the FASB issued ASC Topic 260, “Earnings per Share”, regarding determining whether instruments granted in share-based payment transactions are participating securities. This provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this is not expected to have an effect on the Company’s financial reporting.

In April 2009, the FASB issued ASC Topic 820, “Fair Value Measurements and Disclosures”, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in the standard. The scope of this standard does not include assets and liabilities measured under Level 1 inputs (quoted prices in active markets for identical assets). The standard is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009. The Company’s adoption of this above standard did not have a material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”, that established general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles.  This standard, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this standard effective with the fiscal quarter ending June 30, 2009.

In July 2009, the FASB issued standards that established the ASC Accounting Standards Codification as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the year ended December 31, 2009 for the Company).

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Note 3 – SEGMENT REPORTING

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

We operate in two business segments, agricultural products, which acquires, trades and supplies agricultural commodities to users; and wine production, which grows grapes and intends to act as an importer into Asia where we may also distribute wines and ice wines. ErMaPao has been sold and thus is treated as a Discontinued Operation and is no longer reported as a separate segment.

For the Year ended December 31, 2009 (2)
	Agricultural products	Wine production	Others (1)	Total
Sales, net	$143,855,973	862		143,856,835
Cost of sales	(106,791,738)	(6,129)		(106,797,867)
Gross Profit	37,064,235	(5,267)		37,058,968
Other operating income	-	1,072,025		1,072,025
Bad debt provision	(1,930,568)	-	-	(1,930,568)
Impairment of fixed assets	-	(1,539,403)	-	(1,539,403)
Income (loss) from continuing operations	33,732,305	(2,569,927)	(1,509,146)	29,653,232
Depreciation and amortization	178,934	563,374		742,308
Total assets	93,853,462	12,973,479		106,826,941
Capital expenditures	676	55,026		55,702
Goodwill	$1,602,134	-		1,602,134

For the Year ended December 31, 2008 (2)
	Agricultural products	Wine production	Others (1)	Total
Sales, net	$112,695,908	-	-	112,695,908
Cost of sales	(87,329,141)	-	-	(87,329,141)
Gross Profit	25,366,767	-	-	25,366,767
Other operating income	-	585,666	-	395,408
Income (loss) from continuing operations	24,900,541	(416,390)	(587,110)	23,897,041
Depreciation and amortization	47,163	167,710	-	323,529
Total assets	56,385,100	15,341,073	-	71,726,173
Capital expenditures	-	-	-	-
Goodwill	$1,602,134	-	-	1,602,134

(1)  Others include corporate expenses such legal and audit fees, warrants, and litigation settlement for 2009.
(2)  The ErMaPao segment is classified as a Discontinued Operation and thus is not reflected in these tables. The Discontinued Operation of the ErMaPao segment is discussed in Note 21.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 4 – ACQUISITION DEPOSITS

The Company has deposited approximately $2,617,952 with the Huanyatong Investment Co., Ltd, (“Huanyatong”) in anticipation of further investment and acquisition activity. It had been expected that Huanyatong would pay back the deposit with no interest to the Company before December 31, 2009 if there had been no substantive investing activities as of November 30, 2009. Due to the exchange control, the return of the deposit was delayed and collected in March, 2010.

Note 5 – CONSIDERATION RECEIVABLE

Effective September 30, 2008, the Company sold all of its shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"), to Bothven Investments Limited ("Bothven"), for a non-interest bearing note receivable of $8,700,000. The Company received payment of this amount in 2009.

Note 6 – TRADE DEPOSIT AND ADVANCES

Trade deposits represent amounts paid by the Company and held by suppliers as deposits. As of December 31, 2009 and 2008, the Company had $1,370,647 and $2,832,507 outstanding as trade deposits, respectively.

The Company entered into a co-operation agreement with two unrelated companies to assist those companies in their business development by participating in those business operations and providing working capital funding. As of December 31, 2008 the Company had advanced these companies $1,846,041, which was returned to the Company in 2009.

Note 7 – OTHER RECEIVABLES AND PREPAYMENTS

An amount of $5,125,201 was deposited for the acquisition of Changbai Eco-Beverage Co. Ltd. at the end of December 2009. This acquisition was completed on March 23 2010.

Note 8 – PROPERTY, PLANT & EQUIPMENT

As of December 31, 2009 and December 31, 2008, Property, plant & equipment consisted of the following:

	12/31/2009	12/31/2008
Land	$3,350,000	3,075,148
Planted Vineyard	2,561,589	4,375,844
Real property	7,079,233	7,079,233
Machinery & equipment	211,552	155,850
Total	13, 202,374	14,686,075
Accumulated depreciation	(723,431)	(164,623)
Net book value	$12,478,943	14,521,452

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 8 – PROPERTY, PLANT & EQUIPMENT (CONTINUED)

During the years ending December 31, 2009 and December 31, 2008, depreciation expenses were $558,808 and $164,623, respectively. The 2008 expense included $55,864 of costs which pertain to the Discontinued Operations.

On February 29, 2008, the Company purchased the assets of the Bellisimo Vineyard, a 153-acre operating vineyard located in Sonoma County, California, for $14,750,000. This purchase price was allocated to the following asset categories:

Real property	$7,489,233
Land	7,040,992
Machinery, equipment & others	32,595
Sub-total	$14,562,820
Agency expenses	187,180
Total	$14,750,000

The Company evaluated the carrying value of its long-lived asset as of December 31, 2009. Based on this review, management determined that the carrying value exceeded the market value and, as a result, a provision for impairment on fixed-assets in the amount of $1,539,403 was recorded as of December 31, 2009, No reserve was deemed necessary as of December 31, 2008.

Note 9 – INTANGIBLE ASSETS

As of December 31, 2009 and December 31, 2008, intangible assets pertaining to the customer relationships acquired as part of the acquisition of Dalian Huiming are as following:

	12/31/2009	12/31/2008

Customer relationships	$1,100,000	$1,100,000
Accumulated amortization	(220,000)	(44,000)

Intangible assets	$880,000	$1,056,000

During the years ending December 31, 2009 and December 31, 2008, amortization expenses were $176,000 and $44,000, respectively.

The projected future amortization is as following:

2010	$176,000
2011	$176,000
2012	$176,000
2013	$176,000
2014	$176,000

 CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 10 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 11 – DUE TO RELATED PARTY

The Company has become indebted to a shareholder as a result of payments that the shareholder made to third parties on behalf of the Company. As of December 31, 2009 and December 31, 2008, the Company owed $120,026 and $830,842, respectively, to such shareholder. The amount is evidenced by a non-interest bearing promissory note payable upon demand.

As discussed in Note 16, the Company has an outstanding bank loan of RMB 70,000,000 ($10,246,052) which has been guaranteed by Dalian Ruilong Group, Dalian Furongweiye Group and Ms. Zhao Jinxia, who was the legal representative of the Dalian Huiming. All of the above are related parties of Dalian Huiming’s minority shareholder.

As discussed in Note 16, the Company has an outstanding bank loan of RMB 30,000,000 ($4,391,165) which has also been guaranteed by Ms. Zhao Jinxia.

All of the inventories of Dalian Huiming are kept in the warehouse of Heilongjiang Rice & Oil Material Co., Ltd., which is a related party of Dalian Huiming’s minority shareholder. During the year of 2009, the Company paid Heilongjiang Rice & Oil Material Co., Ltd. warehouse fees of $156,704.

The annual salary of $9,198 in 2009 for Mr. Jinsong Li was paid by the Dalian Huiming’s affiliate Ms. Zhao Jingxia.

The annual salary of $14,053 in 2009 for Mr. Weihong Xia was paid by the Company’s major shareholder Mr. Xirong Xu and has been recorded as a component of contributed capital.

Note 12 – MORTGAGES PAYABLE

As discussed in Note 8, in February 2008 the Company purchased the assets of the Bellisimo Vineyard.  This was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 year term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of December 31, 2009 were $7,965,517 and $213,348 respectively.

Projected future principal payable are as follows:

2010	$213,348
2011	$230,369
2012	$248,747
2013	$268,591
2014	$290,018
Thereafter	$6,927,792

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
Note 13 – LITIGATION

The Company has reached a preliminary settlement for the class action lawsuit filed on December 18, 2008 for an amount of $300,000 in cash and $300,000 worth of the Company’s stock. This expense was recorded in Selling, general, and administrative expenses in 2009 and the accrual for this settlement is contained in accounts payable and accrued expenses

Note 14 - INCOME TAXES

The Company is subject to the Income Tax Laws of the US and PRC. The provisions of $8,446,233 and $6,975,212 for the years ended December 31, 2009 and December 31, 2008, respectively, pertain to PRC taxes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is now at a statutory rate of 25%. Until December 31, 2007, the Company enjoyed an exemption from this tax because of its involvement in agricultural production and in the PRC Urban Labor and Employment Services Program. As of January 1, 2008, a new tax policy became generally applicable to Chinese enterprises, and hence the Company.

Deferred Tax Assets consist of the following

	2009	2008
Deferred Tax Asset - NOL's	$1,227,177	$467,241
Deferred Asset (impairment and litigation settlement costs)	$748,791	$-
Bad Debt Allowance	$482,642	-
Subtotal	$2,458,610	$467,241
Valuation Allowance	$(1,975,968)	$(467,241)
Total Deferred Taxes	$482,642	$-

The cumulative Net Operating Losses pertaining to the US available to the Company are $3,506,219. These will expire between 2028 and 2029.

The reconciliation of the PRC statutory tax rate of 2009 and 2008 follows

	2009	2008

PRC Statutory Tax Rate	25%	25%
Inability to record tax benefit on US losses	3.6%	1.4%
Effect of Taxation on Debt Forgiveness
Associated with Acquisition	-	3.2%
Other	(0.2)%	(0.4)%
Effective Tax Rate	28.5%	29.2%

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, the Company has recorded a full valuation allowance against the otherwise recognizable U.S. net deferred tax assets resulting from losses in the US as of December 31, 2009 and December 31, 2008.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 15 – ACQUISITION

In October 2008, the Company acquired 60% of the outstanding shares of Dalian Huiming Industry Ltd. (“Dalian Huiming”) for a payment equivalent to $10,642,609. With this acquisition the Company shifted its focus to agriculture products trading in addition to agricultural and food production.

The net purchase price reflects the valuation of net identifiable assets and goodwill acquired, less the noncontrolling interest that continues to be held by selling shareholders.

The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date, October 1, 2008, have been included in the Company’s consolidated financial statements n accordance with GAAP. The allocation of the purchase price was as follows:

Cash acquired	$3,148,940
Accounts receivable	8,806,935
Inventory	5,419,932
Loans to related parties	438,884
Property plant & equipment, and Other assets	12,274
Goodwill	1,602,134
Identifiable intangible asset- Customer relationships	1,100,000
Total Assets Acquired	20,529,099
Less Liabilities Assumed:
Accounts & Income taxes payable	4,100,530
Loans from related parties	1,329,255
Notes payable	1,173,313
Total Liabilities Assumed	6,603,098
Noncontrolling interest	3,283,392
Net Purchase Price	$10,642,609

The excess of purchase price over the identifiable assets acquired and liabilities assumed of $1,602,134 was recorded as Goodwill.  Identifiable intangible assets consisted of the $1,100,000 of value attributed to the Dalian Huiming’s customer relationships.

The goodwill resulted from this acquisition was due to the value attributed to Dalian Huiming by the selling shareholders based on Dalian Huiming’s recent levels and growth of net income.  The computation of the acquired goodwill was as per the following:

Purchase Price		$10,642,609
Fair value of net tangible assets acquired	$7,940,475
Fair value of Identified intangible asset - Customer relationships (Note 9)	1,100,000
		9,040,475
Goodwill		$1,602,134

Goodwill is not expected to be deductible for tax purposes in the PRC, the only jurisdiction in which the Company is paying and expects to pay income taxes.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 16 – SHORT TERM LOANS

As of December 31, 2009 and December 31, 2008, the outstanding short term bank loans were comprised of:

	12/31/2009	12/31/2008

Huaxia Bank Dalian Branch (1)	$10,246,052	$1,170,515
Industrial Bank Dalian Branch (2)	4,391,165	-
	$14,637,217	$1,170,515

(1) Bank loans of RMB 70,000,000 ($10,246,052) having an annual interest rate of 6.37% guaranteed by Dalian Ruilong Group, Dalian Ruilongweiye Group and Ms. Zhaojinxia, who was the legal representative of Dalian Huiming Industry Ltd. All of the above are related parties of Dalian Huiming’s minority shareholder. The loan is due on April 28, 2010.

(2) Bank loans of RMB 30,000,000 ($4,391,165) having an annual interest rate of 5.31% secured by Dalian Credit Guarantee Co., Ltd. and guaranteed by Ms. Zhaojinxia. The loan is due on May 15, 2010.

Note 17 - COMMITMENTS

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis.  Rental expenses were $44,480 and $41,460 for the years ended December 31, 2009 and 2008, respectively. The Company has no future minimum obligations as of December 31, 2009.

Note 18 - STATUTORY RESERVE

Upon approval from the Board of Directors, the Company’s statutory reserve can be used to offset accumulated losses or to increase capital. As of December 31 2009, the Company had allocated $1,423,933 to these non-distributable reserve funds. The Company’s Statutory reserve fund has exceeded 50% of registered capital and thus no further allocation is required.

Note 19 – CONCENTRATIONS

Sales

The Company had two customers who together accounted for 47% of revenues during the year ended December 31, 2009. Two customers accounted for 80% of the Company’s accounts receivables at December 31, 2009.

During the year ended December 31 2009, the Company’s two principal customers, the sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	$38,796,677	27%
Beijing Golden Valley Trading Co. Ltd.	$29,198,587	20%

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 19 – CONCENTRATIONS (CONTINUED)

During 2008, the Company’s principal customers, the proceeds from sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	$51,214,939	46%
Beijing Golden Valley Trading Co. Ltd.	$38,159,510	34%

This concentration of our sales to a limited number of customers leaves us vulnerable to an adverse short-term impact on our revenues should one of these customers cease doing business or reduce the amount of business it does with us.

Purchases

Two vendors accounted for almost 54% of the Company's purchases for the year ended of 2009.  Two vendors accounted for almost 24% of accounts payable at December 31, 2009.

The Company obtains supplies of grain from a limited number of companies. The purchases made from each of these suppliers during the year ended of 2009, and the percentages of our business represented by each of these suppliers, were as follows:

Suppliers	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd.	$26,534,323	30%
Wuchang Yangxing Rice Co. Ltd.	$21,067,813	24%

The purchases made from the Company’s largest supplier during 2008, and the percentages of our business represented by this supplier, were as follows:

Suppliers	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd.	$72,048,373	84%

The limited number of companies from which the Company obtains inventories leaves it vulnerable to an adverse short-term impact on its operations should one of these suppliers cease doing business or reduce the amount of business it does with the Company

Note 20 – STOCK WARRANTS

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company’s stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model.  The related expense for the years ended December 31, 2009 and December 31, 2008 is $610,759 and $280,100, respectively.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 20 – STOCK WARRANTS (CONTINUED)

Warrants Outstanding as of December 31, 2009:

	Total Warrants	Exercise Price
Outstanding, December 31, 2008	1,350,000	$1.39-$1.50
Granted	-	-
Exercised	-	-
Expired	(350,000)	$1.50
Outstanding December 31, 2009	1,000,000	$1.39

As of December 31, 2009, 1,000,000 warrants were exercisable. Both the Company and the Investor relations firm has agreed to terminate the warrants as of April 30 2010. See Note 22 for further discussion.

Note 21 – DISCONTINUED OPERATIONS

Effective September 30, 2008, the Company sold all of the shares of its subsidiary, Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"), to Bothven Investments Limited ("Bothven") for which the Company received a non-interest bearing note receivable from Bothven in the amount of $8,700,000, as discussed in Note 5. As a result, the 2008 operations of ErMaPao are now treated as a Discontinued Operations in the Statements of Operations and Cash Flows.

The following table summarizes the operating result of the Discontinued Operations for the year ended December 31, 2008:

2008
Sales	$4,536,142
Cost of sales	(2,977,670)
Gross profit	1,558,472
Operating expenses	(314,713)
Income from discontinued operations before income tax	1,243,759
Income tax	(309,722)
Net Income from discontinued operations	$934,037

Note 22 – SUBSEQUENT EVENTS

On March 19, 2010, the Company collected the deposit of approximately $2,617,952 with the Huanyatong Investment Co., Ltd, (“Huanyatong”). This deposit was made in anticipation of further investment and acquisition activity.

On March 23 2010, the Company acquired 1,800,000 shares, representing approximately 60% of the capital stock, of Changbai Eco- Beverage Co., Ltd. for $10,250,403. Changbai produces a variety of products from blueberries grown in the Mountain Changbai region of Northeast China, including blueberry drink and food products.

On April 30, 2010, the Company and its former Investor Relations firm agreed to terminate 1,000,000 warrants previously issued to such firm, citing lack of services provided by the Investor Relations firm.

The Company has evaluated subsequent events through May 13 2010, and has determined that there were no subsequent events to recognize or disclose in these financial statements.