Form 10-Q
period 2010-03-31
CHINA ORGANIC AGRICULTURE, INC.
filed 2010-05-24
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Yes |_| No |X|

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,157,232 shares of Common Stock, no par value per share, as of March 31, 2010.

FORM 10-Q
CHINA ORGANIC AGRICULTURE, INC.
TABLE OF CONTENTS

PART I. FINANCIAL STATEMENT

Item 1.

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009

Consolidated Statements of Operations for the Three Months ended March 31, 2010 and 2009 (Unaudited)

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009 (Unaudited)

Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2010 (Unaudited) and the Year ended December 31, 2009

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

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

TABLE OF CONTENTS

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7-8

Consolidated Statements of Stockholders’ Equity	9

Notes to Consolidated Financial Statements	10-29

Item 1.  Consolidated Balance Sheets
CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	3/31/2010 (Unaudited)	12/31/2009 (Audited)
Current Assets
Cash and cash equivalents	$25,106,636	$18,512,835
Restricted cash	7,324,612	7,322,574
Accounts receivable, net	52,669,138	40,677,865
Inventory	18,512,142	14,711,117
Acquisition deposit	-	2,617,952
Trade deposit	1,370,647	1,370,647
Other receivables and prepayments	273,174	5,345,208
Other current assets	1,096,653	688,736
Total Current Assets	106,353,002	91,246,934
Property, plant & equipment, net	13,464,451	12,478,943
Mortgage costs – net	134,413	136,288
Intangible asset, net	836,000	880,000
Deferred taxes	591,038	482,642
Goodwill	14,265,976	1,602,134
Total Assets	$135,644,880	$106,826,941
Liabilities and Stockholders’ Equity
Current Liabilities
Mortgages payable – current	$236,370	$213,348
Short term loans	14,637,217	14,637,217
Notes payable	7,324,612	7,322,574
Accounts payable and accrued expenses	18,017,377	1,961,923
Due to related party	480,526	120,026
Taxes payable	2,105,773	2,451,302
Other current liabilities	826,021	90,778
Total Current Liabilities	43,627,896	26,797,168

Mortgages payable – long term	7,890,683	7,965,517

Total Liabilities	51,518,579	34,762,685
Stockholders' Equity
Preferred stock, par value, $0.001 per share, 20,000,000 shares authorized, none outstanding	-	-
Common stock, no par value, 1,000,000,000 shares authorized, 73,157,232 issued and outstanding as of March 31, 2010 and December 31, 2009	7,648,410	7,648,410
Additional paid in capital	1,222,021	1,222,021
Statutory reserves	1,423,933	1,423,933
Other comprehensive income	2,867,880	2,853,653
Retained earnings	46,852,644	43,887,643
CNOA Stockholders’ Equity	60,014,888	57,035,660
Noncontrolling Interests	24,111,413	15,028,596
Total Stockholders' Equity	84,126,301	72,064,256
Total Liabilities and Stockholders' Equity	$135,644,880	$106,826,941

The accompanying notes are an integral part of these consolidated financial statements.

Item 2. Consolidated Statements of Operations

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Sales	$32,353,622	$36,727,308
Cost of sales	(24,138,686)	(28,341,514)
Gross profit	8,214,936	8,385,794
Selling, general and administrative expenses	(372,638)	(364,736)
Bad debt expense	(433,584)	-
Income from operations	7,408,714	8,021,058
Other income, net	40,502	614,553
Interest expense, net	(455,865)	(167,291)
Income before income taxes	6,993,351	8,468,320
Provision for income taxes	(1,784,382)	(2,071,516)
Net Income	5,208,969	6,396,804
Net income attributed to noncontrolling interests	(2,243,968)	(2,471,613)
Net Income attributable to CNOA Shareholders	$2,965,001	$3,925,191

Basic and Diluted weighted average shares	73,157,232	73,157,232
Basic and Diluted Earnings per Share
attributable to CNOA shareholders	$0.04	$0.05
Net Comprehensive Income:
Net Income attributable to CNOA Shareholders	$2,965,001	$3,925,191
Foreign Currency
Translation Adjustment	14,227	(5,705)
Net Comprehensive Income	$2,979,228	$3,919,486

The accompanying notes are an integral part of these financial statements.

Item 3. Consolidated Statements of Cash Flows

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income attributable to CNOA shareholders	$2,965,001	$3,925,191
Adjustments to reconcile net income to net cash
provided by operating activities:
Net income attributed to non-controlling interests	2,243,968	2,471,613
Stock based compensation	-	20,811
Depreciation and amortization	147,888	95,063
Deferred tax	(108,396)	-
Bad debt expense	433,584	-
(Increase) / decrease in current assets:
Accounts receivables	(11,531,184)	(4,180,847)
Inventory	(1,433,458)	1,113,874
Trade deposit	-	(684,491)
Advances	-	(20,316)
Acquisition deposit	2,617,952	-
Other receivables and prepayments	5,084,601	(348,401)
Other current assets	(407,917)	-
Increase / (decrease) in current liabilities:
Other current liabilities	735,243	-
Accounts payable and accrued expenses	15,943,522	(937,796)
Taxes payable	(530,588)	(1,270,294)
Net cash provided by operating activities	16,160,216	184,407

CASH FLOWS USED BY INVESTING ACTIVITIES
Acquisition of 60% of shares in Changbai, Net of Cash acquired	(9,889,330)	-
Capital expenditures	-	(490)
Net cash used by investing activities	(9,889,330)	(490)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES
Repayment of short term loan	-	(1,170,515)
Restricted cash	-	(28,246,464)
Repayment of mortgage payable	(59,256)	(48,292)
Proceeds of notes payables	-	28,525,871
Due to related parties	360,500	114,194
Net cash provided (used) by financing activities	301,244	(825,206)

Effect of exchange rate changes on cash and cash equivalents	21,671	(1,210)
Net change in cash and cash equivalents	6,593,801	(642,499)
Cash and cash equivalents, beginning balance	18,512,835	7,338,817
Cash and cash equivalents, ending balance	$25,106,636	$6,696,318

	THREE MONTHS ENDED MARCH 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax payments	$2,129,911	$3,802,415
Interest payments	$455,865	$169,813

The accompanying notes are an integral part of these consolidated financial statements.

Item 4. Consolidated Statements of Stockholders’ Equity

  CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Number of Shares	Common Stock Amount	Additional Paid In Capital	Statutory Reserves	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity

Balance December 31, 2008	73,157,232	$7,648,410	$597,209	$1,423,933	$2,814,743	$33,011,722	$4,684,435	$50,180,452
Net Income	-	-	-	-	-	10,875,921	10,331,078	21,206,999
Foreign currency translation	-	-	-	-	38,910	-	13,083	51,993
Contributed capital	-	-	14,053	-	-	-	-	14,053
Stock based compensation	-	-	610,759	-	-	-	-	610,759
Balance December 31, 2009	73,157,232	$7,648,410	$1,222,021	$1,423,933	$2,853,653	$43,887,643	$15,028,596	$72,064,256
Net income for three months ended March 31, 2010	-	-	-	-	-	2,965,001	2,243,968	5,208,969
Effect of Changbai acquisition	-	-	-	-	-	-	6,838,849	6,838,849
Foreign currency translation	-	-	-	-	14,227	-	-	14,227
Balance March 31, 2010	73,157,232	$7,648,410	$1,222,021	$1,423,933	$2,867,880	$46,852,644	$24,111,413	$84,126,301

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
Note 1 - ORGANIZATION

The Company is engaged in the trading and wholesale distribution of rice and other agricultural commodities purchased from third parties. We also produce ice wines, blueberry products, and grapes through our various subsidiaries. The agricultural products we trade are mainly focused on “green and healthy” rice and the Company is actively looking to establish itself as a health foods processor and distributor.

China Organic Agriculture, Inc. (“CNOA” or “Company”) (formerly Industrial Electric Services, Inc. or “IESI”) was incorporated on August 5, 2005, in the state of Florida. As at March 31, 2010, the Company has the partially and wholly-owned subsidiaries set forth in this Note. China Organic Agriculture, Ltd. (“COA”) was incorporated on August 10, 2006 under the laws of the British Virgin Islands.  Far East Wine Holding Group Ltd. (“FEW”) was incorporated on June 10, 2008 under the laws of the British Virgin Islands. CNOA owns 100% of COA and FEW. Ankang Agriculture (Dalian) Co., Ltd. (“Ankang Dalian”) was founded in January 2008 under the laws of the People’s Republic of China (“PRC”).  It is owned 100% by Hong Kong Ankang Investments Co., Ltd. (“HK Ankang”). COA owns 100% of HK Ankang.

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

On March 23, 2010, the Company acquired 60% of the outstanding shares of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for $10,252,204. The operations of Changbai are included in the Company’s consolidated

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CNOA and its subsidiaries, collectively referred to herein as the “Company”. These financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) and all material intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and December 31, 2009, and its results for the periods then ended.

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
March 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of March 31, 2010 and December 31, 2009, many of the accounts of CNOA were maintained, and its financial statements were usually expressed, in Chinese Yuan Renminbi (“RMB”). Those accounts not expressed in the Chinese Yuan Renminbi (“RMB”) were expressed in the United States Dollar (“USD”). Such financial statements were translated into U.S. Dollars in accordance with GAAP with the RMB as the functional currency.  All assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with GAAP as a component of stockholders’ equity. Transaction gains and losses are reflected in the statement of operations.

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

Reclassification

Certain amounts in the 2009 financial statements were reclassified to conform to the 2010 presentation.

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Restricted Cash and Notes Payable

Restricted cash is used as security for purchasing goods from suppliers. Restricted cash represents the amount of money held under the Company's account by a bank, which will be released to the suppliers when purchase and delivery transactions have been completed. As of March 31, 2010, the Company had bank notes, including interest, of $7,324,612 to suppliers for goods purchased. The Notes payable are secured by the $7,324,612 balance of the Company’s restricted cash.

Accounts Receivable

The Company maintains reserves it judges are required for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. There were allowances for doubtful accounts in the amount of $2,364,152 and $1,930,568 as of March 31, 2010 and December 31, 2009, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowances are made for writing down inventories to market value, if lower. As of March 31, 2010 and December 31, 2009 inventory consisted of finished goods valued at $16,619,130 and $14,709,255, respectively. Raw material inventories as of March 31, 2010 and December 31, 2009 are valued at $1,893,012 and $1,862, respectively. Expenses that are included in inventory and in cost of sales include the cost of purchased product, fees paid to contractors, and any processing fees and packaging costs that may have been incurred in the preparation of raw rice or other commodities into the finished product.

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

gain or loss is included in operations. Depreciation of Property, plant and equipment is provided using the straight-line method for all assets with estimated lives of:

Real property	15-30 years
Planted Vineyard Machinery & equipment	20 years 5-10 years
Transportation equipment	5 years

Goodwill

Goodwill represents the cost of a business acquisition over the fair value of the net identified assets acquired.  In accordance with GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of March 31, 2010 and 2009, no impairment of goodwill was identified.

Long-Lived Assets

The Company annually evaluates the carrying value of long-lived assets to be held and used in accordance with GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the current valuation of these long-lived assets is less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. There was impairment identified and recorded for fixed-assets in the amount of $1,539,403 as of December 31, 2009. The Company is not aware of any changes that would have indicated an additional impairment as of March 31, 2010.

Fair Value of Financial Instruments

The Company believes that the carrying amounts reported in the statements of financial position for current assets and current liabilities that qualify as financial instruments are a reasonable estimate of fair value.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue comprises the fair value of the consideration received or receivable for the sale of goods and services in the ordinary course of the Company’s activities. Revenue is shown net of value-added tax, returns, rebates and discounts. Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed. There are no post-shipment obligations, price protection, or “bill and hold” arrangements.  Payments received before all of the relevant criteria for revenue recognition are satisfied would be recorded as unearned revenue. As of March 31, 2010 and December 31, 2009, there was no unearned revenue recorded.

Other Income

Other income occurred in the amount of $40,502 and $614,553 for the three months ending March 31, 2010 and March 31, 2009, respectively. Other income for the three months ended March 31, 2009 included income of $500,000 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011 with $6,000,000 originally to be paid in quarterly installments of $500,000. The agreement has been amended effective April 1, 2009 to eliminate the quarterly installments until such time as the Company begins to deliver red wine for sale under the Bellisimo brand. The remaining components of other income were the rent revenue of the Vineyard in the amounts of $40,502 and $114,553 for the three months ending of March 31, 2010 and March 31, 2009, respectively.

Income Taxes

The Company is subject to US federal, various state and international income taxes, including those of the PRC. The statute of limitations for assessment by the Internal Revenue Service (“IRS”) and state tax authorities is open for tax years ended December 2007, 2008, and 2009. Net operating loss carryfowards and tax credits may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

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

Tax positions are evaluated and liabilities are established for uncertain tax positions that may be challenged by tax authorities and may not be supportable under examination. Tax positions and liabilities are established in accordance with applicable accounting guidance on uncertainty in income taxes in light of changing facts and circumstances. Based on currently available information, the Company does not believe that a reasonable estimate can be made for the impact if its tax positions are challenged and sustained. Accordingly, no provision has been made for such impact, if any, at March 31, 2010.

Basic and Diluted Earnings per Share

Earnings per share are calculated in accordance with GAAP. The basic earnings per share are based upon the weighted average number of common shares outstanding. Dilutive earnings per share are based on the weighted average number

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of shares outstanding adjusted for the impact of potentially dilutive securities outstanding.  The dilutive impact of any warrants outstanding is calculated using the treasury stock method, which treats the warrants as if they were exercised at the date of grant, adjusted for common stock assumed to be repurchased with the proceeds realized upon the exercise of the warrants.  The warrants outstanding were anti-dilutive as of March 31, 2010 and March 31, 2009 and thus were not included in the computation of earnings per share for those periods.

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

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined it operates in three segments, agricultural products, wine production, and blueberry products.

Seasonal Revenues

Income from vineyards is recognized in periods when available for picking and sales.  Therefore, this may cause fluctuations in operating results.

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

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
March 31, 2010

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

We operate in three business segments: agricultural products, which acquires, trades and supplies agricultural commodities to users; wine production, which grows grapes and intends to act as an importer into Asia where we may also distribute wines and ice wines; and blueberry and other natural related products, which results from our recent acquisition of Changbai.

Three months ended March 31, 2010
	Agricultural products	Wine production	Blueberry products(1)	Others(2)	Total
Sales, net	$32,133,983	-	219,639	-	32,353,622
Cost of sales	(23,978,480)	-	(160,206)	-	(24,138,686)
Gross profit	8,155,503	-	59,433	-	8,214,936
Depreciation and amortization	47,093	100,557	238	-	147,888
Other income	-	40,502	-	-	40,502
Income/(loss) before taxes	7,404,166	(363,964)	53,637	(100,488)	6,993,351
Total assets	100,881,559	12,806,975	21,956,575	-	135,644,880
Capital Expenditures	-	-	9,889,330	-	9,889,330
Goodwill	1,602,134	-	12,663,842	-	14,265,976
Bad debt expense	(433,584)	-	-	-	(433,584

Three months ended March 31, 2009

	Agricultural products	Wine production	Blueberry products(1)	Others(2)	Total
Sales, net	$36,727,308	-	-	-	36,727,308
Cost of sales	(28,341,514)	-	-	-	(28,341,514)
Gross Profit	8,385,794	-	-	-	8,385,794
Depreciation and amortization	44,750	50,313	-	-	95,063
Other income	-	614,553	-	-	614,553
Income/(loss) before taxes	8,221,863	269,646	-	(64,811)	8,468,320
Total assets	73,852,718	32,511,392	-	-	106,364,110
Capital Expenditures	-	490	-	-	490
Goodwill	1,602,134	-	-	-	1,602,134
Bad debt expense	-	-	-	-	-

(1)	This new segment was the result of the acquisition of Changbai on March 23, 2010 and thus only reflects the results of operations from March 23, 2010 to March 31, 2010.
(2)	Others include corporate expenses such legal and audit fees, and warrants.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 4 – TRADE DEPOSIT AND ADVANCES

Trade deposits represent amounts paid by the Company and held by suppliers as deposits. As of March 31, 2010 and December 31, 2009, the Company had $1,370,647 and $1,370,647 outstanding as trade deposits, respectively.

Note 5 – PROPERTY, PLANT & EQUIPMENT

As of March 31, 2010 and December 31, 2009, Property, plant & equipment consisted of the following:

	3/31/2010	12/31/2009

Land	$3,350,000	$3,350,000
Planted vineyard	2,561,589	2,561,589
Real property	8,159,402	7,079,233
Machinery & equipment	218,904	211,552
Total	14,289,895	13, 202,374
Accumulated depreciation	(825,444)	(723,431)
Net book value	$13,464,451	12,478,943

During the periods ending March 31, 2010 and 2009, depreciation expense was $102,013 and $49,188, respectively.

The Company evaluated the carrying value of Bellisimo Vineyard, a 153 acre operating vineyard in Sonoma County, California as of December 31, 2009. Based on this review, management determined that the carrying value exceeded the market value and, as a result, an impairment loss on fixed-assets in the amount of $1,539,403 was recorded as of December 31, 2009. No further impairment loss was deemed necessary at March 31, 2010.

Note 6 – INTANGIBLE ASSETS

As of March 31, 2010 and December 31, 2009, intangible assets pertaining to the customer relationships acquired as part of the acquisition of Dalian Huiming are as following:

	03/31/2010	12/31/2009
Customer relationships	$1,100,000	$1,100,000
Accumulated amortization	(264,000)	(220,000)

Intangible assets	$836,000	$880,000

During the periods ending March 31, 2010 and 2009, amortization expense was $44,000 and $44,000, respectively.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 6 – INTANGIBLE ASSETS (CONTINUED)

The projected future amortization is as following:

2011	$176,000
2012	176,000
2013	176,000
2014	176,000
2015	132,000

Note 7 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general, all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 8 – DUE TO RELATED PARTIES

The Company has become indebted to a shareholder as a result of payments that the shareholder made to third parties on behalf of the Company. As of March 31, 2010 and December 31, 2009, the Company owed $480,526 and $120,026, respectively, to such shareholder. The amount is evidenced by a non-interest bearing promissory note payable upon demand.

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

All of the inventories of Dalian Huiming are kept in the warehouse of Heilongjiang Rice & Oil Material Co., Ltd., which is a related party of Dalian Huiming’s minority shareholder. During the first quarter of 2010 and 2009, the Company paid Heilongjiang Rice & Oil Material Co., Ltd. warehouse fees of $39,176 and $24,298 respectively.

The salary of $2,300 for the three months ending March 2010 for Mr. Jinsong Li, the Company’s CEO, was paid by the Dalian Huiming’s affiliate Ms. Zhao Jingxia.

The salary of $3,510 for the three months ending March 2010 for Mr. Weihong Xia, the Company’s CFO was paid by the Company’s major shareholder Mr. Xirong Xu.

Note 9 – MORTGAGES PAYABLE

In February 2008 the Company purchased the assets of the Bellisimo Vineyard.  This was in part financed by a mortgage funded by Trans America Life insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 year term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of March 31, 2010 were $7,890,683 and $236,370, respectively.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 9 – MORTGAGES PAYABLE (CONTINUED)

Projected future principal payable are as follows:

2011	$236,370
2012	236,338
2013	255,193
2014	275,551
2015	297,534
Thereafter	$6,826,067

Note 10 - INCOME TAXES

The Company is subject to the Income Tax Laws of the US and PRC. The provisions of $1,784,382 and $2,071,516 for the three months ended March 31, 2010 and March 31, 2009, respectively, pertain to PRC taxes. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is now at a statutory rate of 25%.

Deferred Tax Assets consist of the following:
	3/31/ 2010	3/31/2009
Deferred Tax Asset – NOL’s	$1,366,438	$1,227,177

Deferred Asset (impairment and litigation settlement costs)	748,791	748,791

Bad Debt Allowance	591,038	482,642

Subtotal	2,706,267	2,458,610

Valuation Allowance	(2,115,229)	(1,975,968)

Total Deferred Taxes	$591,038	$482,642

The cumulative net operating losses pertaining to the US available to the Company are $3,904,109 as of March 31, 2010. These will expire between 2028 and 2030.

Due to the uncertainty surrounding the realization of the favorable U.S. tax attributes in future tax returns, the Company has recorded a full valuation allowance against the otherwise recognizable U.S. net deferred tax assets resulting from losses in the US as of March 31, 2010 and December 31, 2009.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 10 – INCOME TAXES (CONTINUED)

The reconciliations of the PRC statutory tax rate to the effective tax rate for the three months ending March 31, 2010 and March 31, 2009 follows:

	2010	2009
PRC Statutory Tax Rate	25%	25%
Inability to record tax benefit on US losses	1.3%	0.5%
Benefit of the Company’s operations with jurisdictions with lower taxes	-	(1.5)%
Other	(0.8)%	0.5%
Effective Tax Rate	25.5%	24.5%

Note 11 – CHANGBAI ACQUISITION

On March 23, 2010, the Company completed the acquisition of 60% of the outstanding shares of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for $10,252,204 (70 Million RMB) of which $5,125,201 had been deposited at the end of December 2009. Changbai produces a variety of blueberries and other blueberry related products

The net purchase price reflects the valuation of Changbai’s net assets plus goodwill acquired, less the 40% noncontrolling interest that continues to be held by selling shareholders.

The acquisition has been accounted for as a purchase business combination and the results of operations from the acquisition date have been included in the Company’s consolidated financial statements since March 23, 2010 in accordance with GAAP. The preliminary allocation of the purchase price was as follows:

Cash acquired	$362,874
Accounts receivable	893,673
Inventory	2,367,567
Other receivables	12,569
Property plant & equipment, and Other assets	1,102,850
Total Assets acquired	4,739,533

Less Liabilities assumed:
Accounts payable	131,309
Tax payable	185,059
Total Liabilities assumed	316,368
Net Assets acquired	$4,423,165

The excess of purchase price over the net assets assumed has been recorded as Goodwill at this time. The valuation of Changbai’s assets and liabilities is subject to change upon the completion of a full valuation report and the Company’s review of that report
.
The goodwill resulting from this acquisition was due to the value attributed to Changbai by the selling shareholders and our management based on Changbai’s recent levels of and growth of net income.  The computation of the goodwill as it is currently stated is as follows:

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 11 – CHANGBAI ACQUISITION (CONTINUED)

Purchase Price for the 60% equity	$10,252,204

Fair Value of Changbai as a whole	$17,087,007
Subtract: Net assets	(4,423,165)
Goodwill	$12,663,842

Goodwill is not expected to be deductible for tax purposes in the PRC, the only jurisdiction in which the Company is paying and expects to pay income taxes.

Pro Forma Disclosure for three months ending March 31, 2010 for The Company and Changbai is as follows:

Sales	$34,485,369
Cost of sales	(25,400,173)
Gross profit	9,085,196
Selling, general and administrative expenses	(821,393)
Income from operations	8,263,803
Other income, net	40,502
Interest expense, net	(455,865)
Income before income taxes	7,848,440
Provision for income taxes	(1,998,155)
Net Income	5,850,285
Income attributed to noncontrolling interests	(2,243,968)
Net Income attributable to CNOA Shareholders	$3,606,317
Basic and Diluted Earnings per Share attributable to CNOA Shareholders	$0.05

Note 12 – SHORT TERM LOANS

As of March 31, 2010 and December 31, 2009, the outstanding short term bank loans were comprised of:

	3/31/2010	12/31/2009

Huaxia Bank Dalian Branch (1)	$10,246,052	$10,246,052
Industrial Bank Dalian Branch (2)	4,391,165	4,391,165
	$14,637,217	$14,637,217

(1) Bank loans of RMB 70,000,000 ($10,246,052) having an annual interest rate of 6.37% are guaranteed by Dalian Ruilong Group, Dalian Ruilongweiye Group and Ms. Zhao Jinxia, who is the legal representative of Dalian Huiming Industry Ltd. All of the above are related parties of Dalian Huiming’s minority shareholder. The loan was due and repaid on April 28, 2010.

(2) Bank loans of RMB 30,000,000 ($4,391,165) having an annual interest rate of 5.31% secured by Dalian Credit Guarantee Co., Ltd. and guaranteed by Ms. Zhao Jinxia. The loan was due and repaid on May 15, 2010.

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 13 – COMMITMENTS AND CONTENGIENCIES

The Company leases facilities and equipment under operating leases that have expired, but continue on a month to month basis.  Rental expense was $11,120 and $11,120 for the periods ended March 31, 2010 and march 31, 2009, respectively. The Company has no material future minimum obligations as of March 31, 2009.

Additionally, The Company has leases for office and factory space that expire during the current year.

The Company has reached a preliminary settlement for the class action lawsuit filed on December 18, 2008 for an amount of $300,000 in cash and $300,000 worth of the Company’s stock.

Note 14 - STATUTORY RESERVE

Upon approval from the Board of Directors, the Company’s statutory reserve can be used to offset accumulated losses or to increase capital. As of March 31, 2010, the Company had allocated $1,423,933 to these non-distributable reserve funds. The Company’s Statutory reserve fund has exceeded 50% of registered capital and thus no further allocation is required.

Note 15 – CONCENTRATIONS

Sales

During the period ended March 31, 2010, the Company’s two principal customers, the sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Percentage of Accounts Receivable	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	41%	$14,736,025	46%
Beijing Golden Valley Trading Co. Ltd.	36%	8,703,682	27%

During the period ended March 31, 2009, the Company’s two principal customers, the sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Percentage of Accounts Receivable	Revenues	Percentage of Company’s Revenues

Shenzhen Shen Jing Da Agriculture Ltd.	17%	$12,786,305	35%
Beijing Golden Valley Trading Co. Ltd.	10%	9,730,849	26%

This concentration of our sales to a limited number of customers leaves us vulnerable to an adverse short-term impact on our revenues should one of these customers cease doing business or reduce the amount of business it does with us.

Purchases

The purchases made from each of these suppliers below during the period ending March 31, 2010, and the percentages of our business represented by each of these suppliers, were as follows:

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 15 – CONCENTRATIONS (CONTINUED)

Suppliers	Percentage of Accounts Payable	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd.	48%	$13,514,739	56%
Wuchang Yangxing Rice Co. Ltd.	34%	6,765,633	28%

The Company obtains supplies of grain from a limited number of companies. The purchases made from each of these suppliers for the three months ending 2009, and the percentages of our business represented by each of these suppliers, were as follows:

Suppliers	Percentage of Accounts Payable	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd.	25%	$16,520,175	58%
Heilongjiang Baoquanling Grain Depot	19%	1,803,166	6%

The limited number of companies from which the Company obtains inventories leaves it vulnerable to an adverse short-term impact on its operations should one of these suppliers cease doing business or reduce the amount of business it does with the Company

Note 16 – STOCK WARRANTS

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company’s stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model.  The related expense for the three months ending March 31, 3010 and 2009 is $ 0 and $20,811 respectively.

Warrants outstanding as of March 31, 2010:

	Total Warrants	Exercise Price
Outstanding, December 31, 2009	1,000,000	$1.39
Granted	-	-
Exercised	-	-
Outstanding March 31, 2010	1,000,000	$1.39

As of March 31, 2010, 1,000,000 warrants were exercisable. On April 30, 2010, both the Company and the investor relations firm agreed to terminate these warrants.

Note 17 – SUBSEQUENT EVENTS

On April 30, 2010, both the Company and the investor relations firm agreed to terminate the 1,000,000 warrants.

The Company has evaluated subsequent events through May 24, 2010 and has determined that there were no other subsequent events to disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarter Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in Item 1A. “Risk Factors” contained elsewhere in this Report.

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

Until the September, 2008 sale of ErMaPao, the Company had been engaged in the business of the production, processing, sale, trading and distribution of agricultural products grown by or under the direction of ErMaPao. These products were sold principally within the People's Republic of China. As a result of the sale of ErMaPao, the Company is now primarily engaged in the acquisition, trading and distribution of agricultural products, such as corn, soybean and rice, acquired from third parties, which are then sold mainly to five regions in China - Beijing, Shanghai, Zhejiang, Guangdong and Liaoning.

On March 23, 2010, the Company acquired 60% of the capital stock, of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for $10,252,204 (70 Million RMB). Changbai produces a variety of products from blueberries grown in the Changbai Mountain region of Northeast China, including blueberry wines, blueberry beverages, blueberry food products such as jam, jelly, preserves and cakes, and blueberry healthcare products. The Company’s financial statements and discussions include the results of Changbai’s operations from March 23, 2010 to March 31, 2010.  Changbai’s results of operations are not included in our consolidated financial statements for 2009, the results of operations of the Changbai blueberry business will be included in our consolidated financial statements commencing from March 23, 2010 and be reported as a separate segment.

Results of Operations – Three Month Ended March 31, 2010 and 2009

The following tables present certain information from the consolidated statements of operations for the three months ended March 31, 2010 and March 31, 2009.

	Three Months Ended March 31,		Increase	%
	2010	2009	(Decrease)	Change

Sales	$32,353,622	$36,727,308	(4,373,686)	(11.9%)
Cost of sales	(24,138,686)	(28,341,514)	4,202,828	14.8%
Gross profit	8,214,936	8,385,794	(170,858)	(0.2%)
Selling, general and administrative expenses	(372,638)	(364,736)	(7,902)	(2.2%)
Bad debt expense	(433,584)	-	(433,584)	N/M
Income from operations	7,408,714	8,021,058	(612,344)	(7.6%)
Other income, net	40,502	614,553	(574,051)	(93.4%)
Interest expense, net	(455,865)	(167,291)	(288,574)	(172.5%)
Income from before income taxes	6,993,351	8,468,320	(1,474,969)	(17.4%)
Provision for income taxes	(1,784,382)	(2,071,516)	287,134	13.9%
Net Income	5,208,969	6,396,804	(1,187,835)	(18.6%)
Income attributed to noncontrolling interest	(2,243,968)	(2,471,613)	227,645	9.2%
Net Income attributable to CNOA shareholders	$2,965,001	3,925,191	(960,190)	(24.5%)
Basic and Diluted weighted average shares	73,157,232	73,157,232	-	-
Basic and Diluted Earnings Per Share attributable to CNOA shareholders	$0.04	0.05	(0.01)	(20%)
Net Comprehensive Income
Net Income attributed to CNOA shareholders	$2,965,001	3,925,191	(960,190)	(24.5%)
Foreign Currency
Translation Adjustment	14,227	(5,705)	19,923	N/M
Net Comprehensive Income	$2,979,228	3,919,486	(940,258)	(23.9%)

Business Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We operate in three business segments, agricultural products, which acquires, trades and supplies agricultural commodities to users; wine production, which grows grapes and intends to act as an importer into Asia where we may also distribute wines and ice wines; and blueberry products, as a result of our recent acquisition of Changbai producing blueberries, blueberry related products, and other natural products.

	Three months ended March 31, 2010
	Agricultural products	Wine production	Blueberry products(1)	Others(2)	Total
Sales, net	$32,133,983	-	219,639	-	32,353,622
Cost of sales	(23,978,480)	-	(160,206)	-	(24,138,686)
Gross profit	8,155,503	-	59,433	-	8,214,936
Depreciation and amortization	47,093	100,557	238	-	147,888
Other income	-	40,502	-	-	40,502
Income/(loss) before taxes	7,404,166	(363,964)	53,637	(100,488)	6,993,351
Total assets	100,881,559	12,806,975	21,956,575	-	135,644,880
Capital Expenditures	-	-	9,889,330	-	9,889,330
Goodwill	1,602,134	-	12,663,842	-	14,265,976
Bad debt expense	(433,584)	-	-	-	(433,584

	Three months ended March 31, 2009
	Agricultural products	Wine production	Blueberry products(1)	Others(2)	Total
Sales, net	$36,727,308	-	-	-	36,727,308
Cost of sales	(28,341,514)	-	-	-	(28,341,514)
Gross Profit	8,385,794	-	-	-	8,385,794
Depreciation and amortization	44,750	50,313	-	-	95,063
Other income	-	614,553	-	-	614,553
Income/(loss) before taxes	8,221,863	269,646	-	(64,811)	8,468,320
Total assets	73,852,718	32,511,392	-	-	106,364,110
Capital Expenditures	-	490	-	-	490
Goodwill	1,602,134	-	-	-	1,602,134
Bad debt expense	-	-	-	-	-

(1)	This new segment was the result of the acquisition of Changbai on March 23, 2010 and only reflects the results of operations from March 23, 2010 to March 31, 2010.
(2)	Others include corporate expenses such legal and audit fees, and warrants.

Sales

Sales for the three months ending March 31, 2010 totaled $32,353,622, a decrease of 11.9% compared to $ 36,727,308 in the first three months of 2009. This decrease reflects fewer orders compared to previous periods, which we believe results from the continued uncertainty of the current economic environment which had a negative impact on trading activity.

Gross Profit

The Company's gross profit for the three months ending March 31, 2010 was $8,214,936, a slight decrease compared to $8,385,794 in the first quarter of 2009. Gross profit margin for three months ending March 31, 2010 was 25.4% compared to 22.8% in the first three months of 2009. Although the Company experienced a decrease in sales, gross margins increased due to the Company’s decision to increase the proportion of trading in beans and soybeans, which have a higher gross margin.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ending March 31, 2010 totaled $372,638 a slight increase compared to $364,736 in 2009. This increase is due to the increase of administration fees and maintenance fees associated with the Bellisimo vineyard.

Bad Debt Expense

Our bad debt allowance for the three months ending March 31, 2010 and 2009 is $433,584 and $0 respectively, reflecting the Company’s judgment after a review of the outstanding receivables.

Other Income

Other income includes rental income and for the three months ending March 31, 2010 totaled $40,502, compared to $ 114,553 in the first three months of 2009. A licensing fee of $500,000 was recorded for the three months ending March 31, 2009 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective on October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell red wine in Asia under the Bellisimo brand name. This fee did not recur in the 2010 period.

Interest Expense

Interest expense for the three months ending March 31, 2010 was $455,865, compared to $167,291 in the first three months of 2009. This reflects the increase in bank loans of $14,637,217 as of March 31, 2010 as compared to none as of March 31, 2009. This increase in bank loans is to support the increased working capital requirements of the Company.

Provision for Income Taxes

During the three months ending March 31, 2010 the Company’s income tax provision was $1,784,382, a decrease of 13.9% compared to $2,071,516 in the first quarter of 2009. This decrease was due to the reduced level of pretax income.  The Company’s effective 2010 tax rate of 25.5% for the period ending March 31, 2010 is higher than the 25% statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes.

Noncontrolling Interest

The Company owns 60% of Dalian Huiming, Xinbin Ice Wine, and Changbai Eco-Beverage, and thus 40% of total net income pertaining to these three subsidiaries was recorded as income attributed to noncontrolling interest. Noncontrolling interest decreased from $2,471,613 for the first quarter of 2009 to $2,243,968 in the first quarter of 2010 due to reduced net income from Dalian Huiming.

Net Income Attributable to CNOA Shareholders

Net income attributable to CNOA shareholders was $2,965,001 for the three months ending March 31, 2010, a decrease of 24.5% compared to $ 3,925,191 in the first quarter of 2009. This mainly results from the after-tax impact of the bad debt expense of $433,584, an increase of $288,242 for interest expenses and the non-recurrence of the $500,000 licensing fee which was recorded in the first quarter of 2009.

Liquidity and Capital Resources

At March 31, 2010, cash and cash equivalents were $25,106,636 as compared to $18,512,835 at December 31, 2009, excluding restricted cash.  Working capital as of March 31, 20010 was $62,725,106 as compared to working capital of $64,449,766 as of December 31, 2009.

The components of the $6,593,801 increase of cash and cash equivalents for the three months ended March 31, 2010 are reflected below:

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$16,160,216	$184,407

Net cash used by investing activities	(9,889,330)	(490)

Net cash provided (used) by financing activities	301,244	(825,206)

Effects of exchange rates on cash	21,671	(1,210)

Net change in cash and cash equivalents	$6,593,801	$(642,499)

Net Cash Provided by Operating Activities

The cash provided by operating activities for the three month period ending March 31, 2010 was $ 16,160,216. This is largely due to the Net income of $5,208,969 (including the noncontrolling portion) an increase in accounts payable of $15,943,552, decreases in acquisition deposits and other receivables and prepayments totaling $7,702,553, being partially offset by the increase in accounts receivables of $11,531,184 and inventory of $1,433,458. The level of cash used by operating activities was $15,975,809 less than that used in the first quarter of the prior year largely due to the decrease of inventory and increase of account receivables.

Net Cash Used by Investing Activities

Net cash used by investing activities in the three months ending March 31, 2010 was $9,889,330 reflecting the purchase of Changbai.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $ 301,244 for the three months ending 2010 which consists of 360,500 due to related party.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the period ended March 31, 2010 and 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Recent Accounting Pronouncements

See “Note 2. Summary of Recent Accounting Pronouncements” in “Item 1.  Financial Statements ” herein for a discussion of the recent accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in sufficient time to allow us to comply on a timely basis with the disclosure requirements specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that as of March 31, 2010, our disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act, for the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2009, although the efforts described therein to improve our disclosure controls and procedures are ongoing.

Management's Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management's assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Mr. Jinsong Li, our Chief Executive Officer, and Mr. Bo Shan, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on that evaluation, Mr. Li and Mr. Shan concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures, were not effective to satisfy the objectives for which they were intended, for the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2009.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

In order to enhance our internal controls over financial reporting, we have implemented, in the financial quarter ended March 31, 2010, the following steps:

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

During the fiscal quarter ended March 31, 2010, the foregoing were the only changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed as of the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on May 14, 2010. In addition to the risk factors noted in our Report on Form 10-K and the discussion of risks contained therein, as a result of the transformation of our business to a trading operation, we have two customers who accounted for more than 73% of our revenues for the three months ended March 31, 2010, and two vendors from which we purchased nearly 54% of the product we sold to others during this period. The loss of our relationship with any of these vendors or either of our major customers could have a material adverse impact upon our business.

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

Dated: May 24, 2010

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