Form 10-Q
period 2010-06-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2010-08-23
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,157,232 shares of Common Stock, no par value per share, as of August 13, 2010.

FORM 10-Q
CHINA ORGANIC AGRICULTURE, INC.

PART I. FINANCIAL INFORMATION

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

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash and cash equivalents	$23,826,265	$18,512,835
Restricted cash	7,343,654	7,322,574
Accounts receivable, net	45,058,620	40,677,865
Inventories	50,593,679	14,711,117
Acquisition deposit	-	2,617,952
Trade deposits	7,857,027	1,370,647
Other receivables and prepayments	3,444,440	5,345,208
Other current assets	3,412,926	688,736
Total Current Assets	141,536,611	91,246,934

Property, plant and equipment, net	13,373,084	12,478,943
Mortgage costs, net	132,538	136,288
Intangible assets, net	12,006,887	880,000
Deferred taxes	294,461	482,642
Goodwill	2,689,317	1,602,134
Total Assets	$170,032,898	$106,826,941
Liabilities and Stockholders’ Equity
Current Liabilities
Mortgage payable – current maturities	$240,950	$213,348
Short term loans	10,281,115	14,637,217
Notes payable	7,343,654	7,322,574
Accounts payable and accrued expenses	51,959,008	1,961,923
Due to related party	900,526	120,026
Taxes payable	1,786,221	2,451,302
Other current liabilities	76,530	90,778
Total Current Liabilities	72,588,004	26,797,168

Mortgage payable, net of current maturities	7,833,287	7,965,517

Total Liabilities	80,421,291	34,762,685
Stockholders' Equity
Preferred stock, par value, $0.001 per share, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, no par value, 1,000,000,000 shares authorized, 73,157,232 issued and outstanding	7,648,410	7,648,410
Additional paid in capital	1,222,021	1,222,021
Statutory reserves	1,423,933	1,423,933
Other comprehensive income: foreign currency translation gain	2,981,558	2,853,653
Retained earnings	49,648,208	43,887,643
Noncontrolling Interests	26,687,477	15,028,596
Total Stockholders' Equity	89,611,607	72,064,256
Total Liabilities and Stockholders' Equity	$170,032,898	$106,826,941

See accompanying notes to the consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

Sales	$31,295,154	$30,018,428	$63,648,776	$66,745,736
Cost of sales	(23,051,870)	(23,089,593)	(47,190,556)	(51,431,107)
Gross profit	8,243,284	6,928,835	16,458,220	15,314,629

Selling, general and administrative expenses	(988,636)	(477,413)	(1,794,858)	(842,149)
Income from operations	7,254,648	6,451,422	14,663,362	14,472,480

Other income	70,179	68,514	110,681	683,067
Interest expense, net	(155,887)	(398,283)	(611,752)	(565,574)

Other income (expenses), net	(85,708)	(329,769)	(501,071)	117,493

Income before income taxes	7,168,940	6,121,653	14,162,291	14,589,973

Provision for income taxes	(1,856,185)	(1,652,726)	(3,640,567)	(3,724,242)

Net income	5,312,755	4,468,927	10,521,724	10,865,731

Less: income attributable to noncontrolling interest	(2,517,191)	(1,987,837)	(4,761,159)	(4,459,450)
Net income attributable to CNOA Shareholders	$2,795,564	$2,481,090	$5,760,565	$6,406,281

Earnings Per Share - Basic and diluted	$0.04	$0.03	$0.08	$0.09

Weighted average shares - Basic and diluted	73,157,232	73,157,232	73,157,232	73,157,232

See accompanying notes to the consolidated financial statements

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid In Capital	Statutory Reserves	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity
Balance December 31, 2008	73,157,232	7,648,410	597,209	1,423,933	2,814,743	33,011,722	4,684,435	50,180,452
Net Income	-	-	-	-	-	10,875,921	10,331,078	21,206,999
Foreign currency translation	-	-	-	-	38,910	-	13,083	51,993
Contributed Capital	-	-	14,053	-	-	-	-	14,053
Stock based compensation	-	-	610,759	-	-	-	-	610,759
Balance December 31, 2009	73,157,232	7,648,410	1,222,021	1,423,933	2,853,653	43,887,643	15,028,596	72,064,256
Net income	-	-	-	-	-	5,760,565	4,820,032	10,580,597
Noncontrolling interest of Changbai	-	-	-	-	-	-	6,838,849	6,838,849
Foreign currency translation	-	-	-	-	127,905	-	-	127,905
Balance June 30, 2010	73,157,232	$7,648,410	$1,222,021	$1,423,933	$2,981,558	$49,648,208	$26,687,477	$89,611,607

See accompanying notes to the consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM (USED BY) OPERATING ACTIVITIES
Net income attributable to CNOA shareholders	$5,760,565	$6,406,281
Adjustments to reconcile net income attributable to CNOA shareholders to net cash provided by (used in) operating activities:
Income attributable to noncontrolling interest holders	4,761,159	4,459,450
Depreciation and amortization	662,547	195,432
Stock based compensation	-	41,622
Changes in operating assets and liabilities:
Accounts receivable	(3,487,082)	(14,244,344)
Inventories	(33,514,995)	1,645,827
Trade deposits	969,509	(4,908,990)
Other current liabilities	(14,248)	-
Other current assets	(2,753,480)	-
Consideration receivable	-	2,000,000
Advances	-	(13,388)
Other receivables and prepayment	(5,513,262)	(1,977,933)
Accounts payable and accrued expenses	49,865,776	(969,737)
Deferred tax	188,181	-
Taxes payable	(850,140)	(1,684,597)
Net cash provided by (used in) Operating Activities	16,074,530	(9,050,377)
CASH FLOWS USED BY INVESTING ACTIVITIES
Restricted cash	(21,080)	(37,045,331)
Acquisition of Changbai equity interest, net of deposit	(7,655,627)	-
Purchase of property and equipment	(317)	(676)
Net cash used by Investing Activities	(7,677,024)	(37,046,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	780,500	(135,948)
Proceeds of notes payables	21,080	37,324,902
Proceeds of short term loans	-	14,637,217
Repayment of notes payable	-	(2,800,000)
Repayment of short term loans	(4,356,102)	(1,170,515)
Repayment of mortgage payable	(59,256)	(97,520)
Net cash provided by (used in) Financing Activities	(3,613,778)	10,712,805
Effect of exchange rate changes on cash and cash equivalents	529,702	(110)

Net change in cash and cash equivalents	5,313,430	1,661,642
Cash and cash equivalents, beginning balance	18,512,835	7,338,817
Cash and cash equivalents, ending balance	$23,826,265	$9,000,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$611,752	$571,153
Income taxes paid	$3,640,567	$5,407,534

NON CASH FINANCING AND INVESTING ACTIVITIES:

Acquisition deposit applied to Changbai acquisition	$2,625,488	$-

See accompanying notes to the consolidated financial statements

CHINA ORGANIC AGRICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

NOTE 1 - ORGANIZATION

China Organic Agriculture, Inc. (“CNOA” or “the Company”) (formerly Industrial Electric Services, Inc. or “IESI”) was incorporated on August 5, 2005 under the laws of the State of Florida. The Company, through its operating subsidiaries, is engaged in the trading and wholesale distribution of rice and other agricultural commodities purchased from third parties. The Company also produces ice wines, blueberry products, and grapes through its various subsidiaries. The agricultural products the Company trades are mainly focused on “green and healthy” rice and the Company is trying to establish itself as a healthy foods processor and distributor.

Formation of Far East Wine Holding Group Ltd. (“FEW”)

In June 2008 the Company formed Far East Wine Holding Group Ltd. (“FEW”) under the laws of the Territories of the British Virgin Islands to act as the importer of record in connection with its efforts to distribute wines to wholesalers in China and Asia.

Merger of China Organic Agriculture Limited and Subsidiaries ("COA")

On March 15, 2007, the Company, through a reverse merger, issued 27,448,776 shares of stock in exchange for all the outstanding shares of China Organic Agriculture Limited ("COA"). The merger between the Company and COA has been treated as a reverse acquisition with COA deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of COA (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of COA which are recorded at historical cost.  The equity of the Company is the historical equity of COA retroactively restated to reflect the number of shares issued by the Company in the transaction.

COA is a holding company formed under the laws of the Territories of the British Virgin Islands that then owned all of the issued and outstanding stock of Jilin Songyuan City ErMaPao Green Rice Limited ("ErMaPao"). ErMaPao is an operating company organized under the laws of the People’s Republic of China (“PRC”) in May 2002 engaged in growing, processing and distributing organic rice. On September 25, 2008, the Company entered into a Share Purchase Agreement with Bothven Investments Ltd. related to the sale of its subsidiary, Jilin Songyuan City Ermapao Green Rice Ltd. (“ErMaPao”) for $8.7 million. The sale was completed on October 7, 2008 with effective date of September 30, 2008.

In October 2008, COA acquired all of the issued and outstanding shares of Princeton International Investment Ltd. (“Princeton”), which owned, and was formed to facilitate the Company’s acquisition of, 60% of the issued and outstanding shares of Dalian Baoshui District Huiming Industry Limited ("Dalian Huiming”). Dalian Huiming is engaged in grain purchasing, international and domestic trading, wholesale sales and food delivery logistic services.

In January 2008, COA’s wholly-owned subsidiary Hong Kong Ankang Investments Co., Ltd. (“HK Ankang”) formed Ankang Agriculture (Dalian) Co., Ltd. (“Ankang Dalian”) under the laws of the PRC.

In December 2008, the Company, through Ankang Dalian entered a joint venture with China-based Xinbin Manchu Autonomy County East Star Wine Company Ltd. ("Xinbin"). The joint venture, Bellisimo Ice Wine Co., Ltd (“Ice Wine”), of which Ankang Dalian holds 60% of the equity interest, engages in marketing and distribution of premium table wines and specialty ice wines in PRC.

On March 23, 2010, the Company, through Ankang Dalian acquired 60% of the issued and outstanding capital stock of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for RMB70 million (equivalent to $10,252,955 on the date of acquisition). Changbai produces a variety of products from blueberries grown in the Changbai Mountain region of Northeast China, including blueberry wines, blueberry beverages, blueberry food products such as jam, jelly, preserves and cakes, and blueberry healthcare products. Changbai also produces honey and other products from locally grown herbs and fruits.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2010.

The consolidated financial statements include all accounts of CNOA, COA, FEW, and Princeton, as of June 30, 2010 and 2009 and for the interim periods then ended and all accounts of Changbai as of June 30, 2010 and for the period from March 23, 2010 (date of acquisition) through June 30, 2010.  All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the 2009 financial statements were reclassified to conform to the 2010 presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Business combination

In accordance with section 805-10-05 of the FASB Accounting Standards Codification the Company allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined product portfolio, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Pro forma financial information

The unaudited pro forma financial information presented in the relevant footnote summarizes the combined operating results of the Company and Changbai for the interim period ended June 30, 2010 and 2009 as if the Changbai acquisition had occurred on January 1, 2009.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of combined operations that would have been achieved had the acquisition taken place on January 1, 2009. The unaudited pro forma combined statements of operations combine the historical results of the Company and the historical results of Changbai, the acquired entity for the periods described above. The historical operating results of the Company were based on the Company’s interim unaudited financial statements for the interim period ended June 30, 2010 and 2009 and the historical information of Changbai was derived from the books and the records of Changbai for the period from January 1, 2010 through March 22, 2010 and for the interim period ended June 30, 2009.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash and Notes Payable

Restricted cash is used as security for purchasing goods from suppliers. Restricted cash represents the amount of money held for the Company's account by a bank, which will be released to the suppliers when purchase and delivery transactions have been completed. As of June 30, 2010, the Company had notes payable to suppliers for goods purchased, including interest of $7,343,654. The Notes payable are secured by the $7,343,654 balance of the Company’s restricted cash.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were allowances for doubtful accounts in the amount of $1,179,436 and $1,930,568 as of June 30, 2010 and December 31, 2009, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of finished goods, consumables and raw materials, at the lower of cost or market.  Cost is determined on the weighted average cost method.  Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead.  The Company follows paragraph 330-10-30-3 of the FASB Accounting Standards Codification for the allocation of production costs and charges to inventories.  The Company allocates fixed production overhead to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.  Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production).  Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time.  The actual level of production may be used if it approximates normal capacity.  In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost.  The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and  unallocated overheads of under utilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

The Company regularly reviews raw materials and finished goods inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive income.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Goodwill

Goodwill represents the cost of a business acquisition over the fair value of the net identified assets acquired.  In accordance with GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of June 30, 2010, no impairment of goodwill was identified.

Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, customers list, exclusive purchasing right and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010 or December 31, 2009.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, restricted cash, accounts receivable, trade deposits, other receivables and prepayments, other current assets, accounts payable and accrued expenses, taxes payable and other current liabilities, and derivative liability approximate their fair values because of the short maturity of these instruments.  The Company’s short term loans, notes payable and mortgage payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010 and December 31, 2009.

The Company has no assets or liabilities measured at fair value on a recurring basis.

Noncontrolling interests

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include non-controlling interests in Ice Wine and Changbai, its majority owned subsidiaries in the equity section of the consolidated balance sheets.  Noncontrolling interests represent the noncontrolling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiaries, Ice Wine and Changbai.  Noncontrolling interests are adjusted for the noncontrolling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) of Ice Wine and Changbai to the extent of noncontrolling interest holder’s contributed capital.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of goods.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Renminbi, the Company’s Chinese operating subsidiaries' functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Other Income

Other income in the amount of $110,681 and $683,067 was recorded for the six months ended June 30, 2010 and June 30, 2009, respectively. Other income for the six months ended June 30, 2009 included income of $500,000 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011 with $6,000,000 originally to be paid in quarterly installments of $500,000. The agreement has been amended effective April 1, 2009 to eliminate the quarterly installments until such time as the Company begins to deliver red wine for sale under the Bellisimo brand.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Foreign Currency Translation

The financial records of the Company's Chinese operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency of the Company.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gains (losses) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions in China authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC which administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rates presented below were the noon buying rate for RMB in Beijing as reported by Bank of China on the date of its consolidated balance sheets through December 31, 2009 and the noon buying rates for RMB per U.S. $1.00 in New York City quoted by OANDA Corporation (www.oanda.com) as of January 1, 2009 and forward contained in its consolidated financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation or the Federal Reserve Bank of New York were immaterial..  Translation of amounts from RMB into U.S. dollar has been made at the following exchange rates (RMB to USD) for the respective periods:

	June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008

Balance sheet	6.8086	6.8282	6.8319	6.8346

Statement of income and comprehensive income	6.8347	6.8314	6.8333	7.0671

Comprehensive income

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Earnings per share

Net income attributable to CNOA shareholders, per common share, is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income attributable to CNOA shareholders, per common share, is computed by dividing net income attributable to CNOA shareholders by the weighted average number of shares of common stock outstanding during each period.  Diluted net income attributable to CNOA shareholders per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2010 and 1,000,000 warrants at June 30, 2009 as they were anti-dilutive..

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ended balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ended on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ended on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ended after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:

a.	The vendor's performance to achieve the milestone

b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.	Relate solely to past performance

3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - ACQUISITION

On March 23, 2010, the Company, through Ankang Dalian acquired 60% of the issued and outstanding capital stock of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for RMB70 million (equivalent to $10,252,955 on the date of acquisition). Changbai produces a variety of products from blueberries grown in the Changbai Mountain region of Northeast China, including blueberry wines, blueberry beverages, blueberry food products such as jam, jelly, preserves and cakes, and blueberry healthcare products. Changbai also produces honey and other products from locally grown herbs and fruits.

The acquisition of Changbai was accounted for using the purchase method of accounting in accordance with ASC section 805-10-05 of the FASB Accounting Standards Codification (formerly SFAS No. 141R “Business Combinations”) by allocating the purchase price over the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the net assets acquired was recorded as goodwill.  The purchase price has been allocated to the assets and liabilities as follows:

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$362,821	$-	$362,821
Accounts receivable	893,542		893,542
Inventories	2,367,220		2,367,220
Advances on purchases	827,560		827,560
Prepaid VAT tax	28,741		28,741
Prepayments and other current assets	12,567		12,567
Property, plant and equipment	275,778		275,778
Customers list	-	4,961,425	4,961,425
Exclusive purchasing rights	-	1,984,570	1,984,570
Goodwill	-	653,061	653,061

Accounts payable	(131,291)		(131,291)
Corporate income tax payable	(213,773)		(213,773)

Total	4,423,165	7,599,056	12,022,221

Noncontrolling interest	(1,769,266)	-	(1,769,266)

Purchase price	$2,653,899	$7,599,056	$10,252,955

NOTE 4 – INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Finished goods	$49,160,914	$14,709,255

Raw materials	1,432,765	1,862

	$50,593,679	$14,711,117

NOTE 5 – TRADE DEPOSIT AND ADVANCES

Trade deposits represent amounts paid by the Company and held by suppliers as deposits. As of June 30, 2010 and December 31, 2009, the Company had $7,857,027 and $1,370,647 outstanding as trade deposits, respectively.

NOTE 6 – PROPERTY, PLANT & EQUIPMENT

As of June 30, 2010 and December 31, 2009, Property, plant & equipment consisted of the following:

	Estimated Useful Life(Years)	6/30/2010	12/31/2009
Land	n/a	$3,350,000	$3,350,000
Planted vineyard	20	2,561,589	2,561,589
Real property	20	7,079,233	7,079,233
Machinery & equipment	5	1,314,719	211,552
Total		$14, 305,541	$13, 202,374
Accumulated depreciation		(932,457)	(723,431)
Net book value		$13,373,084	$12,478,943

During the six month periods ended June 30, 2010 and 2009, depreciation expenses were $209,026 and $49,188, respectively.

The Company evaluated the carrying value of Bellisimo Vineyard, a 153 acre operating vineyard in Sonoma County, California as of December 31, 2009. Based on this review, management determined that the carrying value exceeded the market value and, as a result, an impairment loss on fixed-assets in the amount of $1,539,403 was recorded as of December 31, 2009. No further impairment loss was deemed necessary at June 30, 2010.

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2010 and December 31, 2009, intangible assets pertaining to the customer relationships acquired as part of the acquisition of Dalian Huiming and Changbai and exclusive purchase rights acquired as part of the acquisition of Changbai are as follows:

	06/30/2010	12/31/2009
Exclusive purchase rights	$3,307,616	$-
Customer relationships	9,369,041	1,100,000
Accumulated amortization	(669,770)	(220,000)

Total intangible assets, net	$12,006,887	$880,000

The Company amortizes customer relationships over the estimated useful lives of seven (7) years and exclusive purchase rights over the remaining term of six (6) years.  During the six months ended June 30, 2010 and 2009, amortization expense was $449,770 and $88,000, respectively.

The projected future amortization is as following:

2010 (rest of year)	$811,541
2011	1,623,082
2012	1,623,082
2013	1,623,082
2014	1,623,082
2015	1,623,082
Thereafter	$3,079,936

NOTE 8 – DUE TO RELATED PARTIES

The Company has become indebted to a shareholder as a result of payments that the shareholder made to third parties on behalf of the Company. As of June 30, 2010 and December 31, 2009, the Company owed $900,526 and $120,026, respectively, to such shareholder. The amount is evidenced by a non-interest bearing promissory note due upon demand.

NOTE 9 – MORTGAGE PAYABLE

In February 2008 the Company purchased the assets of the Bellisimo Vineyard.  This was in part financed by a mortgage funded by Trans America Life Insurance Company in the amount of $8,515,000. This mortgage is amortized monthly over a 20 year term, with an interest rate initially set at 7.70%, with rate adjustments every four years. The long-term and short-term amounts pertaining to this mortgage as of June 30, 2010 were $7,833,287 and $240,950, respectively.

Projected future principal payable are as follows:

2010	$240,950
2011	240,917
2012	260,137
2013	280,890
2014	303,298
Thereafter	$6,748,045

NOTE 10 – SHORT TERM LOANS

As of June 30, 2010 and December 31, 2009, the outstanding short term bank loans were comprised of:

	6/30/2010	12/31/2009

Huaxia Bank Dalian Branch (1)	$10,281,115	$10,246,052
Industrial Bank Dalian Branch (2)	-	4,391,165
	$10,281,115	$14,637,217

(1) Bank loan of RMB 70,000,000 (equivalent to $10,281,115 at June 30, 2010) having an annual interest rate of 6.37%, guaranteed by Dalian Ruilong Group, Dalian Ruilongweiye Group and Ms. Zhao Jinxia, who is the legal representative of Dalian Huiming Industry Ltd.,  all of which are related parties of Dalian Huiming’s noncontrolling interest holder. The loan was originally due on April 28, 2010, but has been extended to be due and payable on April 10, 2011.

(2) Bank loan of RMB 30,000,000 (equivalent to $4,391,165 at June 30, 2010) having an annual interest rate of 5.31% secured by Dalian Credit Guarantee Co., Ltd. and guaranteed by Ms. Zhao Jinxia. The loan was due and fully repaid on May 15, 2010.

NOTE 11 – STOCK WARRANTS

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company’s stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model.  The related expenses for the six months ended June 20, 2010 and 2009 were $ 0 and $20,811 respectively.

On April 30, 2010, the Company and the investor relations firm agreed to terminate these warrants. As of June 30, 2010, no warrants were outstanding or exercisable.

NOTE 12 – COMMITMENTS AND CONTENGENCIES

The Company has reached a preliminary settlement for the class action lawsuit filed on December 18, 2008 for an amount of $300,000 in cash and $300,000 worth of the Company’s stock. This expense was recorded in Selling, general, and administrative expenses in 2009 and the accrual for this settlement is contained in accounts payable and accrued expenses.

NOTE 13 – CONCENTRATIONS

Customers and Credit Concentrations

During the six month period ended June 30, 2010, the Company’s two principal customers, the sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Percentage of Accounts Receivable	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	49%	$ 22,143,629	35%
Beijing Golden Valley Trading Co. Ltd.	41%	$ 18,547,653	29%

During the six month period ended June 30, 2009, the Company’s two principal customers, the sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Percentage of Accounts Receivable	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	54%	$ 22,009,263	33%
Beijing Golden Valley Trading Co. Ltd.	42%	$ 16,976,227	25%

This concentration of our sales to a limited number of customers leaves us vulnerable to an adverse short-term impact on our revenues should one of these customers cease doing business or reduce the amount of business it does with us.

Vendor Concentrations

The purchases made from each of the suppliers below during the six month period ended June 30, 2010, and the percentages of our business represented by each of these suppliers, were as follows:

Suppliers	Percentage of Accounts Payable	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd.	57%	$ 29,489,903	41%
Wuchang Yangxing Rice Co. Ltd.	35%	$ 17,993,096	25%

The purchases made from each of the suppliers below for the six months ended 2009, and the percentages of our business represented by each of these suppliers, were as follows:

Suppliers	Percentage of Accounts Payable	Purchases	Percentage of Company’s Purchases
Shenzhen Shen Jing Da Agriculture Ltd.	59%	$ 24,382,363	49%
Heilongjiang Aihui Grain Store	10%	$ 4,404,004	9%

The limited number of companies from which the Company obtains inventories leaves it vulnerable to an adverse short-term impact on its operations should one of these suppliers cease doing business or reduce the amount of business it does with the Company.

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at June 30, 2010 to reduce such exposure.

NOTE 14 – SEGMENT REPORTING

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

Three months ended June 30, 2010
	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$28,774,222		2,520,932		31,295,154
Cost of sales	(21,506,296)		(1,545,574)		(23,051,870)
Gross profit	7,267,926		975,358		8,243,284

Income/(loss) before taxes	6,752,280	(457,703)	939,661	(65,298)	7,168,940

Total assets	150,734,697	13,643,913	5,654,288		170,032,898

Three months ended June 30, 2009

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$36,727,308	-	-	-	36,727,308
Cost of sales	(28,341,514)	-	-	-	(28,341,514)
Gross profit	8,385,794	-	-	-	8,385,794

Income/(loss) before taxes	8,221,863	269,646	-	(64,811)	8,468,320

Total assets	73,852,718	32,511,392	-	-	106,364,110
	-	-	-	-	-

(1)	This segment was the result of the acquisition of Changbai on March 23, 2010 and thus only reflects the results of operations since that date.
(2)	Others include corporate expenses such legal and audit fees.

For the Six Months Ended June 30, 2010

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$60,908,205		2,740,571		63,648,776
Cost of sales	(45,484,776)		(1,705,780)		(47,190,556)
Gross profit	15,423,429		1,034,791		16,458,220

Income/(loss) before taxes	14,156,445	(856,856)	993,298	(130,596)	14,162,291

Total assets	150,734,697	13,643,913	5,654,288		170,032,898

Six months ended June 30, 2009

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$66,745,736				66,745,736
Cost of sales	(51,431,107)				(51,431,107)
Gross profit	15,314,629				15,314,629

Income/(loss) before taxes	14,830,179	(148,082)		(92,124)	14,589,973

Total assets	98,966,961	28,788,454			127,755,415

(1)	This new segment was the result of the acquisition of Changbai on March 23, 2010 and only reflects the results of operations since that date.
(2)	Others include corporate expenses such legal and audit fees.

NOTE 15 – PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and Changbai for the interim period ended June 30, 2010 and 2009 as if the Changbai acquisition had occurred on January 1, 2009.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of combined operations that would have been achieved had the acquisition taken place on January 1, 2009. The unaudited pro forma combined statements of operations combine the historical results of the Company and the historical results of Changbai, the acquired entity for the periods described above. The historical operating results of the Company were based on the Company’s unaudited interim consolidated financial statements for the interim period ended June 30, 2010 and 2009 and the historical information of Changbai was derived from the books and the records of Changbai for the period from January 1, 2010 through March 22, 2010 and for the interim period ended June 30, 2009.

	Pro Forma Financial Information
	For the interim period ended June 30, 2010			For the interim period ended June 30, 2009
	Income as reported	Changbai from January 1, 2010 through March 22, 2010	Pro Forma statement of income	Income as reported	Changbai for the interim period ended June 30, 2009	Pro Forma statement of income

Sales	$63,648,776	$2,131,747	$65,780,523	$66,745,736	$3,551,673	$70,297,409
Cost of sales	(47,190,556)	(1,261,486)	(48,452,042)	(51,431,107)	(2,150,642)	(53,581,749)
Gross profit	16,458,220	870,261	17,328,481	15,314,629	1,401,031	16,715,660

Selling, general and administrative expenses	(1,794,858)	(15,148)	(1,810,006)	(842,149)	(82,594)	(924,743)
Income from operations	14,663,362	855,113	15,518,475	14,472,480	1,318,437	15,790,917

Other income	110,681	-	110,681	683,067	-	683,067
Interest expense, net	(611,752)	(23)	(611,775)	(565,574)	680	(564,894)

Other income (expense), net	(501,071)	(23)	(501,094)	117,493	680	118,173

Income before income taxes	14,162,291	855,090	15,017,381	14,589,973	1,319,117	15,909,090

Provision for income taxes	(3,640,567)	(213,772)	(3,854,339)	(3,724,242)	(329,779)	(4,054,021)

Net income	10,521,724	641,318	11,163,042	10,865,731	989,338	11,855,069

Less Income attributable to noncontrolling interest holders	(4,761,159)	-	(4,761,159)	(4,459,450)	-	(4,459,450)

Net Income attributable to CNOA Shareholders	$5,760,565	$641,318	$6,401,883	$6,406,281	$989,338	$7,395,619

NOTE 16 - FOREIGN OPERATIONS AND STATUTORY RESERVES

Operations

Majority of the Company’s operations are carried out and majority of its assets are located in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.  The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, disease and other natural events that could impact  rice cultivation, limited operating history, foreign exchange currency rates and the volatility of public markets

Dividends and Reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

Upon approval from the Board of Directors, the Company’s statutory reserve can be used to offset accumulated losses or to increase capital. As of June 30, 2010, the Company had allocated $1,423,933 to these non-distributable reserve accounts. The Company’s Statutory reserve fund has exceeded 50% of registered capital and thus no further allocation is required.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview

The Company’s financial statements and discussions include the results of Changbai’s operations from March 23, 2010 to June 30, 2010. Changbai’s results of operations are not included in our consolidated financial statements for 2009; the results of operations of the Changbai blueberry business are now reported as a separate segment.

Results of Operations – Three Month Ended June 30, 2010 and 2009

The following tables present certain information from the consolidated statements of operations for the three months ended June 30, 2010 and June 30, 2009.

	THREE MONTHS ENDED
	JUNE 30, 2010	JUNE 30,2009	% Change

Sales	$31,295,154	$30,018,428	4.3%
Cost of sales	(23,051,870)	(23,089,593)	(0.2)%
Gross profit	8,243,284	6,928,835	18.9%
Selling, general and administrative expenses	(988,636)	(477,413)	107.1%
Income from operations	7,254,648	6,451,422	16.3%
Other income	70,179	68,514	2.4%
Interest expense, net	(155,887)	(398,283)	(60.9)%
Income before income taxes	7,168,940	6,121,653	17.1%
Provision for income taxes	(1,856,185)	(1,652,726)	12.3%
Net income	5,312,755	4,468,927	18.9%
Less Income attributed to noncontrolling interest	(2,517,191)	(1,987,837)	26.6%
Net Income attributable to CNOA	$2,795,564	$2,481,090	12.7%
Basic and diluted weighted average shares	73,157,232	73,157,232	0%
Total Basic and Diluted Earnings per Share	$0.04	$0.03	33.3%

The following tables present certain information from the consolidated statements of operations for the six months ended June 30, 2010 and June 30, 2009.

	SIX MONTHS ENDED
	JUNE 30, 2010	JUNE 30,2009	% Change

Sales	$63,648,776	$66,745,736	(4.6)%
Cost of sales	(47,190,556)	(51,431,107)	(8.2)%
Gross profit	16,458,220	15,314,629	7.6%
Selling, general and administrative expenses	(1,794,858)	(842,149)	113.1%
Income from operations	14,663,362	14,472,480	3%
Other income	110,681	683,067	(83.8)%
Interest expense, net	(611,752)	(565,574)	8.2%
Income before income taxes	14,162,291	14,589,973	(1.3)%
Provision for income taxes	(3,640,567)	(3,724,242)	(2.2)%
Net income	10,521,724	10,865,731	(3.2)%
Less Income attributed to noncontrolling interest	(4,761,159)	(4,459,450)	6.8%
Net Income attributable to CNOA	$5,760,565	$6,406,281	(10.1)%
Basic and diluted weighted average shares	73,157,232	73,157,232	0%
Total Basic and Diluted Earnings per Share	$0.08	$0.09	(11.1)%

Business Segment Information

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

Three months ended June 30, 2010
	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$28,774,222		2,520,932		$31,295,154
Cost of sales	(21,506,296)		(1,545,574)		(23,051,870)
Gross profit	7,267,926		975,358		8,243,284

Income/(loss) before taxes	6,752,280	(457,703)	939,661	(65,298)	7,168,940

Total assets	150,734,697	13,643,913	5,654,288		170,032,898

Three months ended June 30, 2009

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$36,727,308	-	-	-	$36,727,308
Cost of sales	(28,341,514)	-	-	-	(28,341,514)
Gross profit	8,385,794	-	-	-	8,385,794

Income/(loss) before taxes	8,221,863	269,646	-	(64,811)	8,468,320

Total assets	73,852,718	32,511,392	-	-	106,364,110

(1)	This segment was the result of the acquisition of Changbai on March 23, 2010 and thus only reflects the results of operations since that date.
(2)	Others include corporate expenses such legal and audit fees.

Six months ended June 30, 2010
	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$60,908,205		2,740,571		63,648,776
Cost of sales	(45,484,776)		(1,705,780)		(47,190,556)
Gross profit	15,423,429		1,034,791		16,458,220

Income/(loss) before taxes	14,156,445	(856,856)	993,298	(130,596)	14,162,291

Total assets	150,734,697	13,643,913	5,654,288		170,032,898

Six months ended June 30, 2009

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total
Sales, net	$66,745,736				66,745,736
Cost of sales	(51,431,107)				(51,431,107)
Gross profit	15,314,629				15,314,629

Income/(loss) before taxes	14,830,179	(148,082)		(92,124)	14,589,973

Total assets	98,966,961	28,788,454			127,755,415

(1)	This new segment was the result of the acquisition of Changbai on March 23, 2010 and only reflects the results of operations since that date.
(2)	Others include corporate expenses such legal and audit fees.

Sales

Sales for the three months ending June 30, 2010 totaled $31,295,154 compared to $30,018,428 for the three months ending June 30, 2009, a slight increase of 4.3%. Sales for the six months ending June 30, 2010 totaled $63,648,776 compared to $66,745,736 for the six months ending June 30, 2009, a slight decrease of 4.6%. Our revenue has slightly improved in the second quarter but is still restrained by the economic conditions in China. Almost all of the agricultural products we trade have stabilized at a higher market price compared to the previous year which results in our customers being more cautious with market conditions and placing fewer orders at a time.

Gross Profit

The Company's gross profit for the three months ending June 30, 2010 was $8,243,284 (or approximately 26% of revenue) compared to $6,928,835 (or approximately 23% of revenue) for the three months ending June 30, 2009. The gross profit for the six months ending June 30, 2010 was $16,458,220 (or approximately 26% of revenue) compared to $15,314,629 (or approximately 23% of revenue) for the six months ending June 30, 2009. The increases in gross profit were attributable to the Company being able to order and purchase our agricultural products as prices were increasing. Therefore, our profits are slightly higher compared to previous periods. Although our blueberry products yield a higher profit margin, total sales derived from these products account for less than 5% of total revenue so they have not had a significant impact on our margins.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and six months ending June 30, 2010 reflected increase of $511,223 and $952,709, respectively from the comparable 2009 periods. These increases are largely due to higher professional fees and expenses for corporate activities in 2010 for US and China as well as the increase in maintenance and upkeep fees of Bellisimo Vineyard.

Other Income

Currently, other Income consists almost entirely of income generated from Bellisimo Vineyard. Almost all of the income currently generated from Bellisimo is from casual rentals of buildings located on the vineyard. There was a slight increase of $1,665 or 2.4% of such revenue during the three months ended June 30, 2010, compared to the same period last year. The 83.8% decrease I other income from $683,067 to $110,681 for the six months ended June 30 2009 compared to June 30 2010 is due to the amendment of the contract with Far East Wine related to the distribution of Bellisimo wines in China.  This agreement originally provided for quarterly installments of $500,000, but has been suspended until we begin distributing Bellisimo wines.

Interest Expense

Interest expenses were $155,887 and $611,752 for the three and six month periods ending June 30, 2010 and $398,283 and $565,574 for the three and six month periods ending June 30, 2009. The decrease of 60.9% resulted from a decrease in our bank loans in China in the second quarter. Most of our interest expense is attributable to the $8.5 million loan used to finance Bellisimo Vineyard.

Provision for Income Taxes

The Company is subject to the income tax laws of the People's Republic of China ("PRC"). The PRC’s Enterprise Income Tax is now at a statutory rate of 25%. For the three and six month periods ending June 30, 2010, the Company accrued $1,856,185 and $3,640,567 in income taxes. The effective tax rates of 25.9% and 25.7% represented by these accruals are higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes

Noncontrolling Interest

The Company owns 60% of Dalian Huiming, Xinbin Ice Wine, and Changbai Eco-Beverage, and thus 40% of total net income pertaining to these three subsidiaries was recorded as income attributed to noncontrolling interest. Noncontrolling interest increased from $1,987,837 for the three months ended 2009 to $2,517,191 for the three months ended 2010 and increased from $4,459,450 for the six months ended 2009 to $4,761,159 for the six months ended 2010 due to growth in net income from Dalian Huiming and Xinbin Ice wine and the inclusion of Changbai Eco-Beverage in the second quarter of 2010.

Net Income Attributable to CNOA Shareholders

Net income attributable to CNOA shareholders was $2,795,564 for the three months ending June 30, 2010, an increase of 12.7% compared to $2,481,090 for the three months ending June 30, 2009. Net income attributable to CNOA shareholders was $5,760,565 for the six months ending June 30, 2010, compared to net income of $6,406,281, a decrease of 10.1% compared to the 2009 period. As the Company owns only 60% of Dalian Huiming, Xinbin Ice Wine, and Changbai Eco-Beverage, 40% of total net income from these two entities was recorded as income attributed to noncontrolling interest.

Liquidity and Capital Resources

At June 30, 2010, cash and cash equivalents were $23,826,265 as compared to $18,512,835 at December 31, 2009.  Current assets totaled $141,536,611, and current liabilities were $72,588,004. The Company’s current assets include $50,593,679 of inventory and its current liabilities include $51,959,008 in accounts payable.  Both of these figures are substantially higher than the prior quarter, reflecting the Company’s decision to buy a substantial quantity of product immediately prior to the end of the second quarter in anticipation of increased prices.  The components of the $5,313,430 increase of cash and cash equivalents are reflected below.

Cash Flows

	Six months ended June 30, 2010	Six months ended June 30, 2009
Net cash provided by (used in) operating activities	$16,074,530	$(9,050,377)
Net cash used by investing activities	(7,667,024)	(37,046,007)
Net cash provided by (used in) financing activities	(3,613,778)	10,712,805
Effects of exchange rates on cash	529,702	(110)
Net change in cash and cash equivalents	$5,313,430	$1,661,642

Net Cash Provided by Operating Activities

During the six months ended June 30, 2010, we had positive cash flow from operating activities of $16,074,530, primarily attributable to sustaining revenue levels and a substantial increase in accounts payable, $49,865,776, being partially offset by the increase in accounts receivables of $3,487,082, inventory of $33,514,995, and other receivables and prepayments of $5,513,262.

Net Cash Used in Investing Activities

Net cash used in investing activities in the six months ending June 30, 2010 was $7,677,024 reflecting the purchase of Changbai Eco-Beverage.

Net Cash Used in Financing Activities

The Company made a repayment of short term loans of $4,356,102 during the six months ending June 30, 2010.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the period ended June 30, 2010 and 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Recent Accounting Pronouncements

See “Note 2. Summary of Recent Accounting Pronouncements” in “Item 1.  Financial Statements” herein for a discussion of the recent accounting pronouncements adopted in this Quarterly Report on Form 10-Q.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that as of June 30, 2010, our disclosure controls and procedures are not effective. Their conclusion was based upon the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2009, although the efforts described therein to improve our disclosure controls and procedures are ongoing.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed as of the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on May 14, 2010. In addition to the risk factors noted in our Report on Form 10-K and the discussion of risks contained therein, as a result of the transformation of our business to a trading operation, we have two customers who accounted for more than 64% of our revenues for the three months ended June 30, 2010, and two vendors from which we purchased nearly 66% of the product we sold to others during this period. The loss of our relationship with any of these vendors or either of our major customers could have a material adverse impact upon our business.

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

Dated: August 23, 2010

CHINA ORGANIC AGRICULTURE, INC.

By:	/s/ Qian Qi
Qian Qi Chief Executive Officer (Principal Executive Officer)

By:	/s/ Bo Shan
Bo Shan Chief Financial Officer (Principal Financial and Accounting Officer)