Form 10-Q
period 2010-09-30
CHINA ORGANIC AGRICULTURE, INC.
filed 2010-11-22
CIK 1337826

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Yes ☐ No ☒

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,157,232 shares of Common Stock, no par value per share, as of November 22, 2010.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Except as required under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2010 (Unaudited)	December 31, 2009
Current Assets
Cash and cash equivalents	$25,075,743	$18,512,835
Restricted cash	7,464,803	7,322,574
Accounts receivable, net	63,986,890	40,677,865
Inventories	52,664,249	14,711,117
Acquisition deposit	-	2,617,952
Trade deposits	3,371	1,370,647
Other receivables and prepayments	1,159,869	5,345,208
Other current assets	2,533,928	688,736
Total Current Assets	152,888,853	91,246,934

Property, plant and equipment, net	13,259,931	12,478,943
Mortgage costs, net	132,538	136,288
Intangible assets, net	11,506,188	880,000
Deferred taxes	833,052	482,642
Goodwill	2,689,317	1,602,134
Total Assets	$181,309,879	$106,826,941
Liabilities and Stockholders’ Equity
Current Liabilities
Mortgage payable – current maturities	$281,625	$213,348
Loans payable	10,450,725	14,637,217
Bank acceptance notes payable	7,464,803	7,322,574
Accounts payable and accrued expenses	57,824,200	1,961,923
Due to related parties	1,062,185	120,026
Taxes payable	1,842,946	2,451,302
Other current liabilities	86,359	90,778
Total Current Liabilities	79,012,843	26,797,168

Mortgage payable, net of current maturities	7,774,780	7,965,517

Total Liabilities	86,787,623	34,762,685

Stockholders' Equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued or outstanding	-	-
Common stock, no par value, 1,000,000,000 shares authorized, 73,157,232 shares issued and outstanding	7,648,410	7,648,410
Additional paid in capital	1,235,929	1,222,021
Statutory reserves	1,423,933	1,423,933
Retained earnings	51,521,999	43,887,643
Other comprehensive income: foreign currency translation gain	3,726,807	2,853,653
Noncontrolling interests	28,965,178	15,028,596
Total Stockholders' Equity	94,522,256	72,064,256
Total Liabilities and Stockholders' Equity	$181,309,879	$106,826,941

See accompanying notes to the consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

Sales	$42,632,862	$39,656,537	$106,281,638	$106,402,273
Cost of sales	(33,798,659)	(28,547,725)	(80,989,215)	(79,978,832)
Gross profit	8,834,203	11,108,812	25,292,423	26,423,441

Selling, general and administrative expenses	(2,876,417)	(587,239)	(4,671,085)	(1,429,388)
Income from operations	5,957,786	10,521,573	20,621,338	24,994,053

Other income	77,230	154,774	187,911	837,841
Interest expense, net	(767,164)	(108,578)	(1,378,916)	(674,152)

Other income (expenses), net	(689,934)	46,196	(1,191,005)	163,689

Income before income taxes	5,267,852	10,567,769	19,430,333	25,157,742

Income tax provision	(1,469,176)	(2,753,400)	(5,109,743)	(6,477,642)

Net income	3,798,676	7,814,369	14,320,590	18,680,100

Less: income attributable to noncontrolling interest	(1,925,075)	(3,304,176)	(6,686,234)	(7,763,626)
Net income attributable to CNOA Shareholders	$1,873,601	$4,510,193	$7,634,356	$10,916,474

Net income Per Share - Basic and diluted	$0.03	$0.06	$0.10	$ 0.15

Weighted average common shares outstanding - Basic and diluted	73,157,232	73,157,232	73,157,232	73,157,232

See accompanying notes to the consolidated financial statements

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid In Capital	Statutory Reserves	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total Equity
Balance December 31, 2008	73,157,232	7,648,410	597,209	1,423,933	2,814,743	33,011,722	4,684,435	50,180,452
Net Income	-	-	-	-	-	10,875,921	10,331,078	21,206,999
Foreign currency translation	-	-	-	-	38,910	-	13,083	51,993
Contributed Capital	-	-	14,053	-	-	-	-	14,053
Stock based compensation	-	-	610,759	-	-	-	-	610,759
Balance December 31, 2009	73,157,232	7,648,410	1,222,021	1,423,933	2,853,653	43,887,643	15,028,596	72,064,256
Net income	-	-	-	-	-	7,634,356		7,634,356
Noncontrolling interest of Changbai	-	-	13,908	-	-	-	13,936,582	13,950,490
Foreign currency translation	-	-	-	-	873,154	-	-	873,154
Balance September 30, 2010	73,157,232	$7,648,410	$1,235,929	$1,423,933	$3,726,807	$51,521,999	$28,965,178	$94,522,256

See accompanying notes to the consolidated financial statements.

CHINA ORGANIC AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to CNOA shareholders	$7,634,356	$10,916,474
Adjustments to reconcile net income attributable to CNOA shareholders to net cash provided by
(used in) operating activities:
Income attributed to noncontrolling interest	6,686,234	7,763,626
Gain on debt conversion	-	62,433
Depreciation and amortization	1,276,399	293,114
Changes in operating assets and liabilities:
Accounts receivable	(22,415,352)	(17,692,159)
Inventories	(35,585,565)	1,902,113
Trade deposits	1,367,276	(3,293,923)
Acquisition deposits	2,617,952	-
Other current assets	(158,219)	-
Advances	-	1,846,798
Other receivables and prepayment	4,183,902	5,886
Accounts payable and accrued expenses	55,792,627	(2,450,874)
Deferred tax	(350,410)	-
Taxes payable	(793,415)	(585,280)
Net cash provided by (used in) Operating Activities	20,255,785	(5,035,988)
CASH FLOWS FROM INVESTING ACTIVITIES
Consideration receivable	-	5,220,000
Payment toward restricted cash	(142,229)	(8,786,059)
Acquisition of Changbai equity interest, net of deposit	(9,889,330)	-
Purchase of property and equipment	1,103,167	(676)
Net cash used by Investing Activities	(11,134,726)	5,219,324

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	942,159	109,052
Repayment of related parties	-	(853,028)
Repayment of loans payable	(4,186,492)	(1,170,515)
Proceeds from bank acceptance notes payable	-	8,786,059
Proceeds from loans payable	-	14,637,217
Repayment of bank acceptance notes payable	-	(2,800,000)
Repayment of mortgage payable	(59,256)	(147,701)
Net cash provided by (used in) Financing Activities	(3,303,589)	9,775,025
Effect of exchange rate changes on cash and cash equivalents	745,438	9,776

Net change in cash and cash equivalents	6,562,908	9,968,137
Cash and cash equivalents, beginning balance	18,512,835	7,338,817
Cash and cash equivalents, ending balance	$25,075,743	$17,306,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$1,157,853	$962,323
Income taxes paid	$5,969,002	$6,477,642

NON CASH FINANCING AND INVESTING ACTIVITIES:

Acquisition deposit applied toward Changbai acquisition	$2,625,488	$-

See accompanying notes to the consolidated financial statements

CHINA ORGANIC AGRICULTURE, INC.
September 30, 2010 and 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Acquisition of Dalian Huiming Industries Ltd., through Princeton International Investment Ltd.

On October 1, 2008, COA acquired all of the issued and outstanding shares of Princeton International Investment Ltd. (“Princeton”), which owned, and was formed to facilitate the Company’s acquisition of, 60% of the issued and outstanding shares of Dalian Baoshui District Huiming Industry Limited ("Dalian Huiming”). Princeton International Investment Limited was incorporated on April 14, 2008 under the laws of the Hong Kong Special Administrative Region (“HK SAR) of the People’s Republic of China (“PRC”).  Dalian Huiming was incorporated on July 31, 2001 under the laws of the PRC and is engaged in grain purchasing, international and domestic trading, wholesale and food delivery logistic services.

Formation of HK Ankang, Dalian Ankang and a majority owned subsidiary of Bellisimo Ice Wine Co., Ltd.

In January 2008, COA’s wholly-owned subsidiary Hong Kong Ankang Investments Co., Ltd. (“HK Ankang”) formed Ankang Agriculture (Dalian) Co., Ltd. (“Ankang Dalian”) under the laws of the PRC.

In December 2008, the Company, through Ankang Dalian formed  Bellisimo Ice Wine Co., Ltd (“Ice Wine”) with China-based Xinbin Manchu Autonomy County East Star Wine Company Ltd. ("Xinbin"), of which Ankang Dalian holds 60% of the equity interest. Ice Wine is formed to engage in marketing and distribution of premium table wines and specialty ice wines in PRC.

Acquisition of Changbai Eco-Beverage Co., Ltd. (“Changbai)

On March 23, 2010, the Company, through Ankang Dalian acquired 60% of the issued and outstanding capital stock of Changbai Eco-Beverage Co., Ltd. for RMB70 million (equivalent to $10,252,955 on the date of acquisition). Changbai was incorporated in May 2008 under the laws of the PRC and produces a variety of products from blueberries grown in the Changbai Mountain region of Northeast China, including blueberry wines, blueberry beverages, blueberry food products such as jam, jelly, preserves and cakes, and blueberry healthcare products. Changbai also produces honey and other products from locally grown herbs and fruits.

Formation of Far East Wine Holding Group Ltd. (“FEW”)

In June 2008 the Company formed Far East Wine Holding Group Ltd. (“FEW”) under the laws of the Territories of the British Virgin Islands to act as the importer of records in connection with its efforts to distribute wines to wholesalers in China and Asia.

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

The consolidated financial statements include all accounts of CNOA, COA, FEW, Princeton, Dalian Huiming, HK Ankang, Dalian Ankang and Ice Wine as of September 30, 2010 and 2009 and for the interim periods then ended and all accounts of Changbai as of September 30, 2010 and for the period from March 23, 2010 (date of acquisition) through September 30, 2010.  All inter-company balances and transactions have been eliminated.

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

Pro forma financial information

The unaudited pro forma financial information presented in the relevant footnote summarizes the combined operating results of the Company and Changbai for the interim period ended September 30, 2010 and 2009 as if the Changbai acquisition had occurred on January 1, 2009.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of combined operations that would have been achieved had the acquisition taken place on January 1, 2009. The unaudited pro forma combined statements of operations combine the historical results of the Company and the historical results of Changbai, the acquired entity for the periods described above. The historical operating results of the Company were based on the Company’s interim unaudited financial statements for the interim period ended September 30, 2010 and 2009 and the historical information of Changbai was derived from the books and the records of Changbai for the period from January 1, 2010 through March 22, 2010 and for the interim period ended September 30, 2009.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash and Notes Payable

Restricted cash is used as security for purchasing goods from suppliers. Restricted cash represents the amount of money held for the Company's account by a bank, which will be released to the suppliers when purchase and delivery transactions have been completed. As of September 30, 2010, the Company had bank acceptance notes payable to suppliers for goods purchased of $7,464,803which are fully secured by the Company’s restricted cash.

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

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $3,384,808 and $1,930,568 as of September 30, 2010 and December 31, 2009, respectively.

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

Intangible assets

Intangible assets represent the purchase price allocated to the customers list and exclusive purchase rights in connection with the acquisition of Dalian Huiming and Changbai.  Intangible assets are carried at cost and amortized on a straight-line basis over the estimated useful lives of the intangible assets.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Goodwill

Goodwill represents the cost of a business acquisition over the fair value of the net identified assets acquired.  In accordance with GAAP, indefinite-life identifiable intangible assets and goodwill are not amortized. GAAP requires that an annual impairment test of our goodwill be performed. Goodwill impairment is determined using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.  The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of September 30, 2010, no impairment of goodwill was identified.

Under paragraph 350-20-35-1 of the FASB Accounting Standards Codification, goodwill acquired in a business combination with indefinite useful lives are not amortized; rather, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate the asset might be impaired.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for impairment of its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, customers list, exclusive purchase rights and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010 or December 31, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, restricted cash, accounts receivable, trade deposits, other receivables and prepayments, other current assets, accounts payable and accrued expenses, taxes payable and other current liabilities approximate their fair values because of the short maturity of these instruments.  The Company’s loans payable, bank acceptance notes payable and mortgage payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2010 and December 31, 2009.

The Company has no assets or liabilities measured at fair value on a recurring basis.

Noncontrolling interests

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to include noncontrolling interests in Dalian Huiming, Ice Wine and Changbai, its majority owned subsidiaries in the equity section of the consolidated balance sheets.  Noncontrolling interests represent the noncontrolling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiaries, Dalian Huiming, Ice Wine and Changbai.  Noncontrolling interests are adjusted for the noncontrolling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss) of Dalian Huiming, Ice Wine and Changbai to the extent of noncontrolling interest holder’s contributed capital.

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

Other Income

Other income in the amount of $187,911 and $ 837,841 was recorded for the nine months ending September 30, 2010 and September 30, 2009, respectively. Other income for the nine months ended September 30, 2009 included income of $500,000 based on an agreement between the Company and Red Wine Saga Company, Ltd. (“Red Wine”) effective October 1, 2008.  In this agreement, the Company gave Red Wine the authority to sell red wine in Asia under the Bellisimo brand name.  The agreement extends from October 1, 2008 through September 30, 2011 with $6,000,000 originally to be paid in quarterly installments of $500,000. The agreement has been amended effective April 1, 2009 to eliminate the quarterly installments until such time as the Company begins to deliver red wine for sale under the Bellisimo brand.

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

Unless otherwise noted, the rates presented below were the noon buying rate for RMB in Beijing as reported by Bank of China on the date of its consolidated balance sheets through December 31, 2009 and the noon buying rates for RMB per U.S. $1.00 in New York City quoted by OANDA Corporation (www.oanda.com) as of January 1, 2010 and forward contained in its consolidated financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translation of amounts from RMB into U.S. dollar has been made at the following exchange rates (RMB to U.S. Dollar) for the respective periods:

	September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008

Balance sheet	6.6981	6.8282	6.8376	6.8346

Statement of income and comprehensive income	6.8164	6.8314	6.8425	-

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

Earnings per share

Net income attributable to CNOA shareholders, per common share, is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income attributable to CNOA shareholders, per common share, is computed by dividing net income attributable to CNOA shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income attributable to CNOA shareholders per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of September 30, 2010 and potentially dilutive shares outstanding of 1,000,000 common shares issuable through warrant at September 30, 2009 excluded from diluted net income per common share calculation as they were anti-dilutive.

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

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

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

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

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

NOTE 3 - ACQUISITION

On March 23, 2010, the Company, through Ankang Dalian acquired 60% of the issued and outstanding capital stock of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for RMB70 million (equivalent to $10,252,955 on the date of acquisition). Changbai was incorporated in May 2008 under the laws of the PRC and produces a variety of products from blueberries grown in the Changbai Mountain region of Northeast China, including blueberry wines, blueberry beverages, blueberry food products such as jam, jelly, preserves and cakes, and blueberry healthcare products. Changbai also produces honey and other products from locally grown herbs and fruits.

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

	Book Value	Fair Value Adjustment	Fair Market Value

Cash	$362,821	$-	$362,821
Accounts receivable	893,542		893,542
Inventories	2,367,220		2,367,220
Advances on purchases	827,560		827,560
Prepaid VAT tax	28,741		28,741
Prepayments and other current assets	12,567		12,567
Property, plant and equipment	275,778		275,778
Customers list	-	4,961,425	4,961,425
Exclusive purchasing rights	-	1,984,570	1,984,570
Goodwill	-	653,061	653,061

Accounts payable	(131,291)		(131,291)
Corporate income tax payable	(213,773)		(213,773)

Total	4,423,165	7,599,056	12,022,221

Noncontrolling interest	(1,769,266)	-	(1,769,266)

Purchase price	$2,653,899	$7,599,056	$10,252,955

NOTE 4 – INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Finished goods	$49,238,138	$14,709,255
Work in process	1,387, 800	-
Raw materials	2,038,311	1,862

	$52,664,249	$14,711,117

NOTE 5 – INTANGIBLE ASSETS

As of September 30, 2010 and December 31, 2009, intangible assets pertaining to the customer relationships acquired as part of the acquisition of Dalian Huiming and Changbai and exclusive purchase rights acquired as part of the acquisition of Changbai are as follows:

	09/30/2010	12/31/2009
Exclusive purchase rights	$3,307,616	$-
Customer relationships	9,369,041	1,100,000
Deferred expenses	37,071	-
Accumulated amortization	(1,613,500)	(220,000)

Total intangible assets, net	$11,506,188	$880,000

The Company amortizes customers relationship over the estimated useful life of seven (7) years and exclusive purchase rights over the remaining term of six (6) years.  During the nine months ending September 30, 2010 and 2009, amortization expense was $780,816 and $206,726, respectively.

The projected future amortization is as following:

2010 (rest of year)	$405,771
2011	1,623,082
2012	1,623,082
2013	1,623,082
2014	1,623,082
2015	1,623,082
Thereafter	3,079,936

NOTE 6 – DUE TO RELATED PARTIES

The Company has become indebted to a shareholder as a result of payments that the shareholder made to third parties on behalf of the Company. As of September 30, 2010 and December 31, 2009, the Company owed $1,062,185 and $120,026, respectively, to such shareholder. The amount is evidenced by a non-interest bearing promissory note due upon demand.

NOTE 7 – LOANS PAYABLE

As of September 30, 2010 and December 31, 2009, the loans payable were comprised of:

	09/30/2010	12/31/2009

Huaxia Bank Dalian Branch (1)	$10,450,725	$10,246,052
Industrial Bank Dalian Branch (2)	-	4,391,165
	$10,450,725	$14,637,217

(1) Loan payable of RMB 70,000,000 (equivalent to $10,450,725 at September 30, 2010) having an annual interest rate of 6.37%, guaranteed by Dalian Ruilong Group, Dalian Ruilongweiye Group and Ms. Zhao Jinxia, who is the legal representative of Dalian Huiming Industry Ltd.,  all of which are related parties of Dalian Huiming’s noncontrolling interest holder. The loan was originally due on April 28, 2010, has been extended to be due and payable on April 10, 2011.

(2) Loan payable of RMB 30,000,000 (equivalent to $4,478,882 at September 30, 2010) having an annual interest rate of 5.31% secured by Dalian Credit Guarantee Co., Ltd. and guaranteed by Ms. Zhao Jinxia. The loan was due and fully repaid on May 15, 2010.

NOTE 8 – STOCK WARRANTS

On February 6, 2008, the Company committed to issue warrants to purchase 1,000,000 shares of the Company’s stock at a price of $1.39 to its investor relations firm as part of a consulting agreement. The warrants were valued using the Black-Scholes option-pricing model.  The related expenses for the nine months ending September 20, 2010 and 2009 were $ 0 and $20,811 respectively.

On April 30, 2010, the Company and the investor relations firm agreed to terminate these warrants. As of September 30, 2010, no warrants were outstanding or exercisable.

NOTE 9 – COMMITMENTS AND CONTENGENCIES

On June 14, 2010, the Company reached a settlement and entered into a Stipulation and Agreement of Settlement for the class action lawsuit filed on December 18, 2008.  Under the terms of the settlement, eligible class members would receive a total of $300,000 in cash together with shares of the Company’s common stock having a value of $300,000 in exchange for a release of claims which class members have or may have against the Company, its directors, officers, affiliates, shareholders and agents, except claims arising out of or related to the settlement. This expense was recorded in Selling, general, and administrative expenses in 2009 and the accrual for this settlement is contained in accounts payable and accrued expenses.

NOTE 10 – CONCENTRATIONS

Customers and Credit Concentrations

During the nine month period ended September 30, 2010, the Company’s two principal customers, the sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Percentage of Accounts Receivable	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	22%	$ 30,807,115	29%
Beijing Golden Valley Trading Co. Ltd.	18%	24,993,756	24%

During the nine month period ended September 30, 2009, the Company’s two principal customers, the sales to each of these customers and the percentages of the Company’s revenues represented by each of these customers were as follows:

Customers	Percentage of Accounts Receivable	Revenues	Percentage of Company’s Revenues
Shenzhen Shen Jing Da Agriculture Ltd.	54%	$ 22,009,263	33%
Beijing Golden Valley Trading Co. Ltd.	42%	16,976,227	25%

This concentration of our sales to a limited number of customers leaves us vulnerable to an adverse short-term impact on our revenues should one of these customers cease doing business or reduce the amount of business it does with us.

Vendor Concentrations

The purchases made from each of the suppliers below during the nine month period ended September 30, 2010, and the percentages of our business represented by each of these suppliers, were as follows:

Suppliers	Percentage of Accounts Payable	Purchases	Percentage of Company’s Purchases
Jiling Shen Kang Long Rice Co. Ltd.	35%	$ 36,722,375	39%
Wuchang Yangxing Rice Co. Ltd.	22%	26,089,614	28%

The purchases made from each of the suppliers below for the nine month period ended September 30, 2009, and the percentages of our business represented by each of these suppliers, were as follows:

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

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at September 30, 2010 to reduce such exposure.

NOTE 11 – SEGMENT REPORTING

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

Three months ended September 30, 2010
	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$40,333,753		2,299,109		42,632,862
Cost of sales	(32,793,452)		(1,005,207)		(33,798,659)
Gross profit	7,868,019		966,184		8,834,203

Income/(loss) before taxes	4,660,626	(388,917)	940,845	55,298	5,267,852

Total assets	161,374,019	13,532,045	6,403,815		181,309,879

Three months ended September 30, 2009

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$39,656,537				39,656,537
Cost of sales	(28,547,725)				(28,547,725)
Gross profit	11,108,812				11,108,812

Income/(loss) before taxes	10,633,640	82,385			10,567,769

Total assets	78,106,427	28,788,454		-	106,894,881
	-	-	-	-	-

(1)	This segment was the result of the acquisition of Changbai on March 23, 2010 and thus only reflects the results of operations since that date
(2)	Others include corporate expenses such legal and audit fees.

For the Nine Months Ended September 30, 2010
	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$101,241,958		5,039,680		106,281,638
Cost of sales	(78,278,228)		(2,710,987)		(80,989,215)
Gross profit	23,291,448		2,000,975		25,292,423

Income/(loss) before taxes	18,817,261	(1,245,773)	1,934,143	(75,298)	19,430,333

Total assets	161,374,019	13,532,045	6,403,815		181,309,879

Nine months ended September 30, 2009

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$106,402,273	-		-	106,402,273
Cost of sales	(79,978,832)	-		-	(79,978,832)
Gross profit	26,423,441	-		-	26,423,441

Income/(loss) before taxes	25,463,819	(65,697)		(240,380)	25,157,742

Total assets	78,106,427	28,788,454		-	106,894,881

(1)	This new segment was the result of the acquisition of Changbai on March 23, 2010 and only reflects the results of operations since that date.
(2)	Others include corporate expenses such legal and audit fees.

NOTE 12 – PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information presented below summarizes the combined operating results of the Company and Changbai for the interim period ended September 30, 2010 and 2009 as if the Changbai acquisition had occurred on January 1, 2009.

The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of combined operations that would have been achieved had the acquisition taken place on January 1, 2009. The unaudited pro forma combined statements of operations combine the historical results of the Company and the historical results of Changbai, the acquired entity for the periods described above. The historical operating results of the Company were based on the Company’s unaudited interim consolidated financial statements for the interim period ended September 30, 2010 and 2009 and the historical information of Changbai was derived from the books and the records of Changbai for the period from January 1, 2010 through March 22, 2010 and for the interim period ended September 30, 2009.

	Pro Forma Financial Information
	For the interim period ended September 30, 2010			For the interim period ended September 30, 2009
	Income as reported	Changbai from January 1, 2010 through March 22, 2010	Pro Forma statement of income	Income as reported	Changbai for the interim period ended September 30, 2009	Pro Forma statement of income

Sales	$106,281,638	$2,131,747	$108,814,385	$106,402,273	$2,283,015	$108,685,288
Cost of sales	(80,989,215)	(1,261,486)	(82,250,701)	(79,978,832)	(1,323,282)	(81,302,114)
Gross profit	25,292,423	870,261	26,162,684	26,423,441	959,733	27,383,174

Selling, general and administrative expenses	(4,671,085)	(15,148)	(4,686,233)	(1,429,388)	(25,792)	(1,455,180)
Income from operations	20,621,338	855,113	21,476,451	24,994,053	933,941	25,927,994

Other income	187,911	-	187,911	837,841	-	837,841
Interest expense, net	(1,378,916)	(23)	(1,378,939)	(674,152)	659	(673,493)

Other income (expense), net	(1,191,005)	(23)	(1,191,028)	163,689	659	164,348

Income before income taxes	19,430,333	855,090	20,285,423	25,157,742	934,600	26,092,342

Provision for income taxes	(5,109,743)	(213,772)	(5,323,515)	(6,477,642)	(233,650)	(6,711,292)

Net income	14,320,590	641,318	14,961,908	18,680,100	700,950	19,381,050

Less Income attributable to noncontrolling interest holders	(6,686,234)	-	(6,686,234)	(7,763,626)	-	(7,763,626)

Net Income attributable to CNOA Shareholders	$7,634,356	$641,318	$8,275,674	$10,916,474	$700,950	$11,617,424

NOTE 13 - FOREIGN OPERATIONS AND STATUTORY RESERVES

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

Upon approval from the Board of Directors, the Company’s statutory reserve can be used to offset accumulated losses or to increase capital. As of September 30, 2010, the Company had allocated $1,423,933 to these non-distributable reserve accounts. The Company’s statutory reserve fund has exceeded 50% of registered capital and thus no further allocation is required.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in Item 1A. “Risk Factors” contained elsewhere in this Report.

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

Until the September, 2008 sale of ErMaPao and the acquisition of Dalian Huiming, the Company had been engaged in the business of the production, processing, sale, trading and distribution of agricultural products grown by or under the direction of ErMaPao. These products were sold principally within the People's Republic of China. As a result of the sale of ErMaPao, the Company is now primarily engaged in the acquisition, trading and distribution of agricultural products, such as corn, soybean and rice, acquired from third parties, which are then sold mainly to five regions in China - Beijing, Shanghai, Zhejiang, Guangdong and Liaoning.

On March 23, 2010, the Company acquired 60% of the capital stock, of Changbai Eco-Beverage Co., Ltd. (“Changbai”) for $10,250,403 (70 Million RMB). Changbai produces a variety of products from blueberries grown in the Changbai Mountain region of Northeast China, including blueberry wines, blueberry beverages, blueberry food products such as jam, jelly, preserves and cakes, and blueberry healthcare products. The Company’s financial statements and discussions include the results of Changbai’s operations from March 23, 2010 to September 30, 2010. Changbai’s results of operations are not included in our consolidated financial statements for 2009; the results of operations of the Changbai blueberry business are now reported as a separate segment.

Results of Operations

The following tables present certain information from the consolidated statements of operations for the three months ended September 30, 2010 and September 30, 2009.

	THREE MONTHS ENDED
	SEPTEMBER 30, 2010	SEPTEMBER 30,2009	% Change

Sales	$42,632,862	$39,656,537	7.5%
Cost of sales	(33,798,659)	(28,547,725)	18.4%
Gross profit	8,834,203	11,108,812	(20.5)%
Selling, general and administrative expenses	(2,876,417)	(587,239)	389.8%
Income from operations	5,957,786	10,521,573	(43.4)%
Other income	77,230	154,774	(50.1)%
Interest expense, net	(767,164)	(108,578)	606.6%
Income before income taxes	5,267,852	10,567,769	(50.2)%
Provision for income taxes	(1,469,175)	(2,753,400)	(46.6)%
Net income	3,798,677	7,814,369	(51.4)%
Less Income attributed to noncontrolling interest	(1,925,075)	(3,304,176)	(41.7)%
Net Income attributable to CNOA	$1,873,602	$4,510,193	(58.5)%
Basic and diluted weighted average shares	73,157,232	73,157,232	0%
Total Basic and Diluted Earnings per Share	$0.03	$ 0.06	(50.0)%

The following tables present certain information from the consolidated statements of operations for the nine months ended September 30, 2010 and September 30, 2009.

	NINE MONTHS ENDED
	SEPTEMBER 30, 2010	SEPTEMBER 30,2009	% Change

Sales	$106,281,638	$106,402,273	(0.1)%
Cost of sales	(80,989,215)	(79,978,832)	1.3%
Gross profit	25,292,423	26,423,441	(4.3)%
Selling, general and administrative expenses	(4,671,085)	(1,429,388)	226.8%
Income from operations	20,621,338	24,994,053	(17.5)%
Other income	187,911	837,841	(77.6)%
Interest expense, net	(1,378,916)	(674,152)	104.5%
Income before income taxes	19,430,333	25,157,742	(22.8)%
Provision for income taxes	(5,109,743)	(6,477,642)	(21.1)%
Net income	14,320,591	18,680,100	(23.3)%
Less Income attributed to noncontrolling interest	(6,686,234)	(7,763,626)	(13.9)%
Net Income attributable to CNOA	$7,634,357	$10,916,474	(30.1)%
Basic and diluted weighted average shares	73,157,232	73,157,232	0%
Total Basic and Diluted Earnings per Share	$0.10	$ 0.15	(33.3)%

Business Segment Information

We operate in three business segments, agricultural products, which acquires, trades and supplies agricultural commodities to users; wine production, which grows grapes and intends to act as an importer into Asia where we may also distribute wines and ice wines; and blueberry products; and other natural products.

Three months ended September 30, 2010
	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$40,333,753		2,299,109		42,632,862
Cost of sales	(32,793,452)		(1,005,207)		(33,798,659)
Gross profit	7,868,019		966,184		8,834,203

Income/(loss) before taxes	4,660,626	(388,917)	940,845	55,298	5,267,852

Total assets	161,374,019	13,532,045	6,403,815		181,309,879

Three months ended September 30, 2009

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$39,656,537				39,656,537
Cost of sales	(28,547,725)				(28,547,725)
Gross profit	11,108,812				11,108,812

Income/(loss) before taxes	10,633,640	82,385			10,567,769

Total assets	78,106,427	28,788,454		-	106,894,881

(1)	This segment was the result of the acquisition of Changbai on March 23, 2010 and thus only reflects the results of operations since that date
(2)	Others include corporate expenses such legal and audit fees.

Nine months ended September 30, 2010
	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total

Sales, net	$101,241,958		5,039,680		106,281,638
Cost of sales	(78,278,228)		(2,710,987)		(80,989,215)
Gross profit	23,291,448		2,000,975		25,292,423

Income/(loss) before taxes	18,817,261	(1,245,773)	1,934,143	(75,298)	19,430,333

Total assets	161,374,019	13,532,045	6,403,815		181,309,879

Nine months ended September 30, 2009

	Agricultural products	Wine production	Blueberry products (1)	Others (2)	Total
Sales, net	$106,402,273	-		-	106,402,273
Cost of sales	(79,978,832)	-		-	(79,978,832)
Gross profit	26,423,441	-		-	26,423,441

Income/(loss) before taxes	25,463,819	(65,697)		(240,380)	25,157,742

Total assets	78,106,427	28,788,454		-	106,894,881

(1)	This new segment was the result of the acquisition of Changbai on March 23, 2010 and only reflects the results of operations since that date.
(2)	Others include corporate expenses such legal and audit fees.

Sales

Sales for the three months ending September 30, 2010 totaled $42,632,862 compared to $39,656,537 for the three months ending September 30, 2009, a slight increase of 7.5%. Sales for the nine months ending September 30, 2010 totaled $106,281, 386 compared to $106,402,273 for the nine months ending September 30, 2009, a slight decrease of 0.1%. Our revenue has slightly improved in the third quarter but is still restrained by the economic conditions in China. Almost all of the agricultural products we trade have stabilized at a higher market price compared to the previous year which results in our customers being more cautious with market conditions and placing fewer orders at a time.

Gross Profit

The Company's gross profit for the three months ending September 30, 2010 was $8,834,203 (or approximately 21% of revenue) compared to $11,108,812 (or approximately 28% of revenue) for the three months ending September 30, 2009. The gross profit for the nine months ending September 30, 2010 was $25,292,423 (or approximately 24% of revenue) compared to $26,423,441 (or approximately 25% of revenue) for the nine months ending September 30, 2009. The decreases in gross profit were attributable to increasing purchase prices of agriculture products. Although our blueberry products yield a higher profit margin, total sales derived from these products account for less than 5% of total revenue so they have not had a significant impact on our margins.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and nine months ending September 30, 2010 reflected increases of $2,289,178 and $3,241,697, respectively from the comparable 2009 periods. These increases are largely due to higher storage expenses in 2010 which resulted from increased inventory balances and increased amortization expenses for intangible assets.

Other Income

Currently, other Income consists almost entirely of income generated from Bellisimo Vineyard. Almost all of the income currently generated from Bellisimo is from casual rentals of buildings located on the vineyard. The reason for a decrease of $87,544 or 50.1% of such revenue during the three months ended September 30, 2010, compared to the same period last year and the 77.6% decrease in other income from $837,841 to $187,911 for the nine months ended September 30 2009 compared to September 30 2010 is the amendment of the contract with Far East Wine related to the distribution of Bellisimo wines in China.  This agreement originally provided for quarterly installments of $500,000, but has been suspended until we begin distributing Bellisimo wines.

Interest Expense

Interest expenses were $767,164 and $1,378,916 for the three and nine month periods ending September 30, 2010 and $108,578 and $674,152 for the three and nine month periods ending September 30, 2009. The significant increases were due to the $8.5 million loan used to finance the purchase of Bellisimo Vineyard.

Provision for Income Taxes

The Company is subject to the income tax laws of the People's Republic of China ("PRC"). The PRC’s Enterprise Income Tax is now at a statutory rate of 25%. For the three and nine month periods ending September 30, 2010, the Company accrued $1,469,175 and $5,109,742 in income taxes. The effective tax rates of 25.3% and 25.6% represented by these accruals are higher than the statutory rate as expenses incurred in the US, including those pertaining to the Bellisimo Vineyard, are not deductible for PRC tax purposes.

Noncontrolling Interest

The Company owns 60% of Dalian Huiming, Xinbin Ice Wine, and Changbai Eco-Beverage, and thus 40% of total net income pertaining to these three subsidiaries was recorded as income attributed to noncontrolling interest. Noncontrolling interest decreased from $3,304,176 for the three months ended 2009 to $1,925,075 for the three months ended 2010 and decreased from $7,763,626 for the nine months ended 2009 to $6,686,234 for the nine months ended 2010 due to lower gross profits.

Net Income Attributable to CNOA Shareholders

Net income attributable to CNOA shareholders was $1,873,602 for the three months ending September 30, 2010, a decrease of 58.5% compared to $4,510,193 for the three months ending September 30, 2009. Net income attributable to CNOA shareholders was $7,634,357 for the nine months ending September 30, 2010, compared to net income of $10,916,474, a decrease of 30.1% as compared to the comparable 2009 period. As the Company owns only 60% of Dalian Huiming, Xinbin Ice Wine, and Changbai Eco-Beverage, 40% of total net income from these two entities was recorded as income attributed to noncontrolling interest.

Liquidity and Capital Resources

At September 30, 2010, cash and cash equivalents were $25,075,743 as compared to $18,512,835 at December 31, 2009.  Current assets totaled $152,888,853, and current liabilities were $79,012,843.  The Company’s current assets include $52,664,249 of inventory and its current liabilities include $57,885,859 in accounts payable.  Both of these figures are substantially higher than the prior quarter, reflecting the Company’s decision to buy a substantial quantity of product immediately prior to the end of the second quarter in anticipation of increased prices and to maintain inventories at such levels through the third quarter.  The components of the $6,562,908 increase of cash and cash equivalents are reflected below.

Cash Flows

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net cash provided by (used in) operating activities	$20,255,785	$(5,035,988)
Net cash used by investing activities	(11,134,726)	5,219,324
Net cash provided by (used in) financing activities	(3,303,589)	9,775,025
Effects of exchange rates on cash	745,438	9,776
Net change in cash and cash equivalents	$6,562,908	$9,968,137

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2010, we had positive cash flow from operating activities of $21,049,200, primarily attributable to the $7,634,536 of net income, a substantial increase of $55,792,627 in accounts payable and accrued expenses partially offset by the increase in accounts receivables of $22,415,352 and inventory of $ 35,585,565.

Net Cash Used in Investing Activities

Net cash used by investing activities in the nine months ending September 30, 2010 was $11,720,516 mainly reflecting the purchase of Changbai Eco-Beverage.

Net Cash Used in Financing Activities

The Company paid short term loans of $4,190,911 during the nine months ending September 30, 2010.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated on-going operating needs for the next twelve months. However, we may need to raise additional capital in order to fund acquisitions and any substantive construction projects. We would expect to raise those funds through credit facilities obtained from lending institutions, the issuance of equity, or a combination of both. However, there can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our Board of Directors.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the period ended September 30, 2010 and 2009 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that as of September 30, 2010, our disclosure controls and procedures are not effective. The reasons why our disclosure controls and procedures are not effective are set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 (the "2009 Form 10-K"). Our efforts described in the 2009 Form 10-K to improve our disclosure controls and procedures are ongoing.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed as of the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our 2009 Form 10-K. In addition, as a result of the transformation of our business to a trading operation, we have two customers who accounted for more than 64% of our revenues for the three months ended September 30, 2010, and two vendors from which we purchased nearly 66% of the product we sold to others during this period. The loss of our relationship with any of these vendors or either of our major customers could have a material adverse impact upon our business.

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

Dated: November 22, 2010

CHINA ORGANIC AGRICULTURE, INC.

By:	/s/ Qian Qi
Qian Qi, Chief Executive Officer